Form 10-Q
period 2026-06-30
Applied Aerospace & Defense, Inc.
filed 2026-08-12
CIK 2118195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-43323
_________________________
Applied Aerospace & Defense, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	92-0890338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

355 Quality Circle NW Huntsville, AL	35806
(Address of principal executive offices)	(Zip Code)
(202) 983-3291
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	AADX	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
As of August 5, 2026, 172,393,518 shares of common stock, par value $0.01 per share were issued and outstanding.

1

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that reflect, when made, Applied Aerospace & Defense, Inc.’s (the “Company”, “we”, “us”, and “our”) current views with respect to current events, certain investments and acquisitions and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, prospects, plans and objectives, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would,” the negative of these words or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors. Refer to Item 1A. Risk Factors for additional information. Such risks, uncertainties and other factors include, but are not limited to:

•a significant decline in business with key customers could have a material adverse effect on us;
•any significant cancellation, reduction or deferment of orders by customers could have a material adverse effect on our business, results of operations, prospects, and financial condition;
•if we are unable to adapt to technological change, demand for our capabilities may be reduced;
•if we fail to establish and maintain important relationships with government agencies and prime contractors, our ability to successfully maintain and develop new business could be materially adversely affected;
•government agencies may directly or indirectly request or encourage us to make investments into our business that do not directly benefit shareholder interests;
•our growth strategy includes acquisitions, which entails certain risks to our business and financial performance, and our business may be materially adversely affected if we cannot consummate acquisitions on satisfactory terms or if we cannot effectively integrate acquired operations;
•we rely on the significant experience and specialized expertise of our senior management and engineering and operational staff, and must retain and attract qualified and highly skilled personnel to grow our business successfully;
•we may be unable to obtain critical components, raw materials, and services from suppliers and subcontractors, which could disrupt or delay our ability to deliver products to our customers and increase our costs;
•our operations depend on our manufacturing facilities, which are subject to physical and other risks that could disrupt production;
•we may not have the ability to renew facilities leases on terms favorable to us and relocation of operations presents risks due to business interruption;
•technology failures, cybersecurity breaches and other unauthorized access to or use of our information technology systems or sensitive or proprietary information could have a material adverse effect on our business and operations;
•defense spending and government defense budgets may change due to various economic conditions and other factors, which may cause our operating results to fluctuate;

•our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could have a material adverse effect on our business, results of operations, prospects and financial condition;
•we, our operations and our products are subject to environmental, health and safety laws, regulations and permits, which may result in significant liabilities, obligations and compliance-related costs;
•we may be subject to periodic litigation and regulatory proceedings, which may adversely affect our business and financial performance;
•our failure to comply with applicable economic and trade sanctions could materially adversely affect our reputation and results of operations;
•if we are unable to adequately enforce and protect our intellectual property or defend against assertions of infringement, our business and our ability to compete could be harmed;
•tariffs on certain imports to the United States and other potential changes to U.S. tariff and import/export regulations could have a material adverse effect on global economic conditions and our business, results of operations, prospects and financial condition;
•our indebtedness and restrictive covenants under our credit facilities could limit our operational and financial flexibility;
•servicing our indebtedness requires a significant amount of cash, our ability to generate cash depends on many factors, and any failure to meet our debt service obligations could have a material adverse effect on our business, results of operations, prospects, and financial condition; and
•other matters described under “Risk Factors,” in the prospectus dated June 2, 2026, as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”).

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

Applied Aerospace & Defense, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)
Part I - Financial Information
Item 1. Financial Statements

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$18,108	$15,475
Accounts receivable, net	69,590	71,386
Contract assets	197,668	140,817
Inventories	60,963	57,375
Prepaid expenses and other current assets	8,735	6,521
Total current assets	355,064	291,574
Property, plant and equipment, net	167,037	119,777
Goodwill	581,427	342,491
Intangible assets, net	353,299	199,672
Other assets	43,392	45,787
Total assets	$1,500,219	$999,301
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$45,772	$37,894
Contract liabilities	25,287	21,550
Accrued expenses and other current liabilities	63,299	26,342
Current portion of long-term debt	5,318	7,068
Current portion of finance lease liabilities	1,825	1,628
Total current liabilities	141,501	94,482
Long-term debt, net	395,173	626,975
Finance lease liabilities, net of current portion	29,224	30,405
Deferred income taxes	55,804	35,184
Other non-current liabilities	50,636	52,791
Total liabilities	672,338	839,837
Shareholders' equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 172,393,518 and 129,678,789 shares issued and outstanding at June 30, 2026 and December 31, 2025	1,724	1,297
Additional paid-in capital	1,058,943	221,850
Accumulated deficit	(232,140)	(63,037)
Accumulated other comprehensive loss	(646)	(646)
Total shareholders' equity	827,881	159,464
Total liabilities and shareholders' equity	$1,500,219	$999,301
The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Applied Aerospace & Defense, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$167,318	$113,499	$301,669	$224,523
Cost of goods sold	130,132	81,472	230,904	161,612
Gross profit	37,186	32,027	70,765	62,911
Selling, general, and administrative expenses	123,315	11,579	151,617	23,946
Intangible asset amortization expense	10,103	6,538	18,213	13,076
Operating (loss) income	(96,232)	13,910	(99,065)	25,889
Interest expense, net	26,249	16,934	44,020	33,654
Loss before income taxes	(122,481)	(3,024)	(143,085)	(7,765)
Income tax expense	31,490	1,651	26,018	4,223
Net loss and comprehensive loss	$(153,971)	$(4,675)	$(169,103)	$(11,988)

Net loss per share – basic and diluted	$(1.04)	$(0.05)	$(1.20)	$(0.14)
Weighted average shares outstanding – basic and diluted	148,176,486	88,550,670	140,398,304	88,334,005
The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Applied Aerospace & Defense, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2025	129,678,789	$1,297	$221,850	$(63,037)	$(646)	$159,464
Net loss	—	—	—	(15,132)	—	(15,132)
Share-based compensation expense	—	—	756	—	—	756
Capital contributions	8,564,729	86	88,614	—	—	88,700
Balance as of March 31, 2026	138,243,518	1,383	311,220	(78,169)	(646)	233,788
Net loss	—	—	—	(153,971)	—	(153,971)
Issuance of common stock sold in initial public offering, net of offering costs	34,150,000	341	635,296	—	—	635,637
Share-based compensation expense	—	—	112,427	—	—	112,427
Balance as of June 30, 2026	172,393,518	$1,724	$1,058,943	$(232,140)	$(646)	$827,881

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2024	87,918,147	$879	$211,397	$(46,013)	$(418)	$165,845
Net loss	—	—	—	(7,313)	—	(7,313)
Share-based compensation expense	—	—	121	—	—	121
Capital contributions	632,523	6	2,494	—	—	2,500
Balance as of March 31, 2025	88,550,670	885	214,012	(53,326)	(418)	161,153
Net loss	—	—	—	(4,675)	—	(4,675)
Share-based compensation expense	—	—	121	—	—	121
Capital contributions	—	—	2,500	—	—	2,500
Balance as of June 30, 2025	88,550,670	$885	$216,633	$(58,001)	$(418)	$159,099
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Applied Aerospace & Defense, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(169,103)	$(11,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,236	19,387
Share-based compensation expense	110,842	1,604
Non-cash interest expense of debt discount and issuance costs	8,007	1,381
Deferred income taxes	(12,402)	(1,275)
Net changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	12,656	5,588
Contract assets	(44,237)	(19,739)
Inventories	7,834	(6,951)
Prepaid expenses and other current assets	3,075	(1,263)
Accounts payable	(2,835)	9,070
Contract liabilities	(938)	(7,897)
Accrued expenses and other current liabilities	(23,316)	(5,634)
Operating lease right-of-use assets and liabilities	1,090	1,051
Net cash used in operating activities	(82,091)	(16,666)
Cash flows from investing activities:
Purchases of property and equipment	(21,639)	(4,013)
Payment for acquisitions, net of cash acquired	(305,810)	(10,351)
Net cash used in investing activities	(327,449)	(14,364)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	326,935	—
Repayments of long-term debt	(567,646)	(2,865)
Proceeds from revolving line of credit	56,100	15,000
Repayments of revolving line of credit	(56,100)	—
Payments on finance lease liabilities	(874)	(394)
Payments on equipment financing obligations	(579)	(575)
Capital contributions received	18,700	—
Net proceeds from issuance of common stock in initial public offering	635,637	—
Net cash provided by financing activities	412,173	11,166
Net increase (decrease) in cash and cash equivalents	2,633	(19,864)
Cash and cash equivalents, beginning of period	15,475	27,466
Cash and cash equivalents, end of period	$18,108	$7,602

	Six Months Ended June 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$40,838	$38,200

Applied Aerospace & Defense, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share and per share data)
1.Organization and Nature of the Business
Applied Aerospace & Defense, Inc. is a Delaware corporation which specializes in providing advanced design, engineering, and vertically integrated manufacturing solutions for leading and next-generation space and defense technology companies. The Company operates various manufacturing locations throughout the United States. As of June 30, 2026, approximately 80% of the Company’s outstanding common shares are beneficially owned by AA&D Holdings, LP (“AA&D Holdings”), and therefore the Company is a “controlled company” as defined under the corporate governance standards of the New York Stock Exchange.
Stock Split and Initial Public Offering
On June 2, 2026 the Company’s registration statement on Form S-1 for its initial public offering (the “IPO”) was declared effective. Following the effectiveness of the registration statement, the Company effected an 872,901.03-for-1 stock split of its common stock and increased the number of its authorized shares of common stock to 1,000,000,000 and its authorized shares of preferred stock to 50,000,000. All share and per share information throughout this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the stock split. The shares of common stock have a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from Additional Paid-in Capital to Common Stock.
On June 4, 2026, the Company completed the IPO and issued and sold 32.5 million shares of its common stock at a public offering price of $20.00 per share. Following the IPO, the underwriters exercised an option to purchase 1.65 million additional shares of the Company’s common stock. The aggregate gross proceeds from the IPO and related additional shares purchased by the underwriters were $683,000. After deducting underwriting discounts, commissions, and other offering costs, the Company received net proceeds of $635,637, with such proceeds principally being used to repay outstanding borrowings under the 2022 Credit Agreement (as defined below). Refer to Note 10, Long-Term Debt, for additional disclosure regarding our long-term debt.
NeXolve Acquisition
On March 4, 2025, the Company completed its acquisition of NeXolve Holdings, LLC (the “NeXolve Acquisition” and “NeXolve”, respectively), bringing deployable space technology and advanced polymer expertise to the Company. Refer to Note 4, Business Combinations, for additional information about the Company’s acquisition of NeXolve.
Vestigo Acquisition
On January 16, 2026, the Company completed its acquisition of Vestigo Aerospace, Inc. (the "Vestigo Acquisition” and “Vestigo”, respectively), a business that designs and develops passive de-orbit systems, including the Spinnaker product line of dragsail technology, and related assemblies for reliable end-of-mission space vehicle and other low-earth orbit satellite disposal. Refer to Note 4, Business Combinations, for additional information about the Company's acquisition of Vestigo.
Consolidated Boring Acquisition
On March 2, 2026, the Company completed its acquisition of Consolidated Boring Inc. (the "CBI Acquisition" and “CBI”, respectively). CBI is a vertically integrated two-site advanced manufacturing platform that specializes in complex assemblies and highly-engineered components for a broad range of precision strike systems. Refer to Note 4, Business Combinations, for additional information about the Company's acquisition of CBI.
Ultracor Acquisition
On March 2, 2026, the Company completed its acquisition of Ultracor, Inc. (the “Ultracor Acquisition”), which was formerly known as Rainwater Holdings, Inc. Ultracor is a supplier of highly specialized and IP-enabled honeycomb core materials used in defense aviation and space platforms, including next generation tiltrotor aircraft and navigational satellites. Refer to Note 4, Business Combinations, for additional information about the Company’s acquisition of Ultracor.
Unless specifically noted otherwise, as used throughout these unaudited condensed consolidated financial statements, “the Company” refers to the business, operations and financial results of the Company and its wholly owned subsidiaries. For additional information regarding the presentation of the accompanying financial statements, including as a result of the NeXolve Acquisition, the Vestigo Acquisition, the CBI Acquisition, and the Ultracor Acquisition, refer to Note 2, Summary of Significant Accounting Policies - Basis of Presentation and Use of Estimates.
2.Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
As permitted by the rules of the Securities and Exchange Commission (the “SEC”) applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by accounting principles generally accepted in the United States (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Prospectus.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, the interim financial information includes all adjustments of a normal recurring nature and reclassifications necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. References to Financial Accounting Standards Board (“FASB”) standards are made to the FASB Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”).

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying condensed notes. Actual results could differ from those estimates.

There have been no material changes to the Company’s significant accounting policies from those disclosed in the audited consolidated financial statements for the year ended December 31, 2025.
Accounts Receivable and Allowance for Credit Losses
The Company currently generates a majority of its revenue from customers in the aerospace and defense industry. Accounts receivable represents customer obligations due under normal trade terms and is presented net of any allowance for credit losses. The Company recognizes an allowance for expected credit losses in accordance with ASC 326, Financial Instruments – Credit Losses. Accounts receivable with similar risk characteristics are evaluated together on a pooled basis to determine the amount of the allowance for credit losses based on historical loss experience, current economic conditions, and the Company's expectations of future economic conditions and specific collectability matters. The allowance for credit losses reduces the accounts receivable balance to the estimated net amount expected to be collected. When a receivable is determined to be uncollectible, the balance is written off against the allowance for current expected credit losses. Provisions for credit losses are included in Selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The allowance for credit losses for the six months ended June 30, 2026 and the year ended December 31, 2025 was immaterial.
Revenue Recognition
The Company’s revenue is principally from contracts with customers to provide design, analysis, fabrication, assembly, inspection, and testing of specialized aerospace and defense components as well as the repair and overhaul of such components. Generally, contracts are identified for accounting and reporting when a purchase order or similar statement of work is issued by a customer for a specified number of units of product or services as this is the point when enforceable rights and obligations are established. The Company is the principal in substantially all current contracts.

A performance obligation is defined as a promised distinct good or service, and revenue is recognized when control of the underlying good or service is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled. The Company considers a number of factors when determining whether a promise is a distinct performance obligation, including whether the customer can benefit from the good or service on its own or together with other resources that are readily available to the customer, whether the Company provides a significant service of integrating goods or services to deliver a combined output to the customer, or whether the goods or services are highly interdependent. The Company’s performance obligations range from engineering design (often referred to as nonrecurring engineering services) and overhaul and repair services to component fabrication for original equipment manufacturers (“OEMs”).

The amount of consideration to which the Company expects to be entitled as it satisfies each performance obligation is based on the allocation of the total estimated transaction price within the contract to each performance obligation based on its estimated stand-alone selling price. In most contracts, the transaction price comprises only fixed consideration. For performance obligations where the stand-alone selling price is not directly observable, the Company estimates the stand-alone selling price using a cost-plus-margin approach.

Service related performance obligations, principally representing nonrecurring engineering and repair and overhaul services, are recognized over the contractual period as services are rendered. The majority of the aerospace and defense components that the Company manufactures do not have an alternative use because of their highly specialized nature. The Company recognizes revenue over time as it manufactures these components when contractual terms provide the Company with an enforceable right to payment for work completed to date.

Otherwise, revenue for these components is recognized at a point in time, generally based on shipping terms.

For revenue recognized over time, the Company typically measures its progress toward complete satisfaction using an input method based on costs incurred as a percentage of the total estimated costs at completion (“EAC”) to satisfy each performance obligation. The Company reassesses its EAC at each reporting date. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, and asset utilization. Changes in estimates of the transaction price or EAC are recognized on a cumulative catch-up basis. Forward loss reserves for anticipated losses on long-term contracts are recorded in full when such losses become evident. As of June 30, 2026, and December 31, 2025, no significant forward loss reserves have been recognized, and cumulative catch-up adjustments resulting from changes in estimated transaction prices or EACs were immaterial.

Payment terms vary by contract, including payment upon shipment or delivery, and milestone payments that occur throughout the contract term. The Company has elected as a practical expedient not to adjust the amount of consideration for the effects of a significant financing component when the period between customer payment and transfer of the related good or service is one year or less. The Company does not currently have any material contracts with significant financing components. The Company generally is not subject to collecting sales tax and has made an accounting policy election to exclude from the transaction price any sales and other similar taxes collected from customers. As a result, any such collections are accounted for on a net basis.

Shipping and handling activities are considered costs to fulfill the Company’s promises to customers rather than separate performance obligations.

Contract assets and contract liabilities are recorded to represent the difference between revenue recognized to date and customer billings. Contract assets represent revenue recognized in excess of amounts billed, and are generally derecognized when the customer is billed in accordance with the terms of the contract. Contract liabilities represent amounts billed in excess of revenue recognized, and are generally derecognized when revenue is recognized. The contract asset and contract liability balances may also change as a result of business combinations or divestitures, as further discussed in Note 4, Business Combinations.

See additional revenue recognition information in Note 3, Revenue.

Deferred Offering Costs
Prior to the consummation of the Company’s IPO, the Company capitalized certain legal, accounting and other third-party fees that were directly attributable to the IPO as deferred offering costs. Upon consummation of the IPO, such costs were recorded in shareholders’ equity as a reduction of proceeds generated as a result of the IPO. As of June 30, 2026, there are no capitalized deferred offering costs included on the accompanying Condensed

Consolidated Balance Sheets. As of December 31, 2025, there were $869 of deferred offering costs included in Other assets on the Condensed Consolidated Balance Sheets.
Share-based Compensation
The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). Share-based payment awards are in the form of equity incentive units. AA&D Holdings (the Company’s parent) grants both time-based units and performance-based units to the Company’s employees. Under the original terms of the incentive units, unvested time-based and performance-based units vested upon a change in control. In May 2026, all outstanding unvested equity incentive units were modified to accelerate vesting upon the completion of an IPO. The Company accounted for this change as a modification in accordance with ASC 718. The modification did not result in incremental compensation cost for time-based units. The average modification date fair value of the performance-based units was approximately $7,000 per unit. Upon the completion of the IPO, all outstanding incentive units vested, resulting in total share-based compensation cost of $113,183 for the six months ended June 30, 2026. Of the total compensation cost of $113,183, approximately $2,341 was inventoriable and classified in Inventories on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2026. Of the remaining $110,842 of share-based compensation cost, $10,144 was recognized in Cost of goods sold and $100,698 was recognized in Selling, general, and administrative expense, on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2026.

Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and contract assets under ASC 606, Revenue from Contracts with Customers. The amendments provide all entities with a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on current accounts receivable and contract assets. The Company adopted ASU 2025-05 effective January 1, 2026, and the adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements or related disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosure of disaggregated information about certain income statement costs and expenses for public entities. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories within the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on its financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), to improve the navigability of required interim disclosures, clarify when that guidance applies, and provide additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. ASU 2025-11 allows for adoption using the prospective or retrospective method. The Company is currently evaluating the impact of ASU 2025-11 on its interim financial statements and related disclosures.
3.Revenue
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated by end market for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Space and Launch Systems	$38,802	$24,476	$73,853	$50,807
Defense Aviation and Airborne Systems	78,929	75,309	158,352	147,351
C5ISR(1) and Precision Strike Systems	49,587	13,714	69,464	26,365
Total revenue	$167,318	$113,499	$301,669	$224,523
(1)Command, Control, Communication, Computers, Cyber, Intelligence, Surveillance, and Reconnaissance
Total revenue recognized at a point in time and over time for the three and six months ended June 30, 2026 and 2025, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized at a point in time	$28,889	$11,730	$43,322	$24,746
Revenue recognized over time	138,429	101,769	258,347	199,777
Total revenue	$167,318	$113,499	$301,669	$224,523
Remaining Performance Obligations
As of June 30, 2026, the aggregate transaction price allocated to remaining performance obligations not yet recognized as revenue was $947,601. The Company expects to recognize approximately 39% of this amount as revenue through the remainder of 2026, 49% in 2027, and 12% thereafter.
Contract Balances
During the six months ended June 30, 2026, the Company recognized $11,273 of revenue from the contract liabilities balance at December 31, 2025. During the six months ended June 30, 2025, the Company recognized $12,688 of revenue from the contract liabilities balance at December 31, 2024.

There were no significant credit or impairment losses related to contract assets during the six months ended June 30, 2026 and 2025.
4.Business Combinations
CBI Acquisition
On March 2, 2026, the Company acquired 100% of the equity interests of CBI. The total consideration transferred to the seller was $374,770, which consisted of cash consideration and the issuance of units of the Company’s parent (AA&D Holdings) with an estimated fair value of $70,000 to the seller. As part of the acquisition, the Company issued 8,564,729 shares of common stock to AA&D Holdings. To finance the acquisition and related transaction expenses, the Company received a combination of debt financing of $361,100 and equity financing of $18,000. Refer to Note 10, Long-term Debt, for further information regarding the debt financing.
The determination of consideration transferred and the amounts recorded for acquired assets and assumed liabilities are preliminary and are based on the information available as of the reporting date. While all aspects of the accounting for the acquisition remain preliminary, the areas with the most significant preliminary amounts pertain to the fair values of inventories, property, plant and equipment, intangible assets, goodwill, and the related effect of the transaction on income tax related accounts, including deferred tax assets and liabilities. The Company will continue to adjust the provisional estimates as additional information becomes available and final valuation and analyses are completed.
The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed in connection with the CBI Acquisition:

Amount
Cash and cash equivalents	$5,984
Accounts receivable, net	10,903
Contract assets	12,615
Inventories	8,372
Prepaid expenses and other assets	397
Property, plant and equipment, net	34,276
Intangible assets, net	168,100
Other assets	5,430
Total fair value of assets acquired	246,077
Accounts payable	(10,356)
Contract liabilities	(4,643)
Accrued expenses and other current liabilities	(55,190)
Deferred income taxes	(31,972)
Other non-current liabilities	(4,223)
Total fair value of liabilities assumed	(106,384)
Total identifiable net assets	139,693
Goodwill	235,077
Fair value of consideration transferred	$374,770

The total acquired intangible assets of $168,100 include $157,100, $9,400, and $1,600 of customer relationships, developed technology, and trade names, respectively. At the acquisition date, the remaining useful life for the customer relationships, developed technology, and trade name identifiable intangible assets recognized in connection with the CBI Acquisition are 12 years, 6 years, and 3 years, respectively.
Revenue and Net Income of CBI
The operations of CBI and its subsidiaries have been included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss from the acquisition date of March 2, 2026. From the acquisition date through June 30, 2026, CBI contributed revenue and net income of $43,221 and $1,933, respectively.
Pro Forma Information
The following unaudited pro forma financial information presents the combined results of operations of the Company and CBI as if the acquisition had occurred on January 1, 2025, after giving effect to certain purchase accounting adjustments. This pro forma information does not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on January 1, 2025, or that may be obtained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pro forma total revenue	$167,318	$137,888	$319,301	$269,899
Pro forma net (loss) income	$(153,971)	$(19,940)	$(232,769)	$(13,452)
The pro forma information includes adjustments for:
•Incremental amortization and depreciation expense for both periods, reflecting the step-up to fair value of CBI's intangible assets and property, plant, and equipment from aggregate historical carrying value.
•Elimination of CBI’s historical interest expense to reflect the repayment of CBI’s debt at closing.
•Additional interest expense reflecting the debt financing used to fund the acquisition.
•Adjustments for tax effects including a non-recurring tax benefit related to the valuation allowance release associated with additional capacity to recognize deferred tax assets based on the additional deferred tax liabilities generated as a result of the acquisitions.
Ultracor Acquisition
On March 2, 2026, the Company acquired 100% of the equity interests of Ultracor. The total consideration transferred to the seller was $7,154, which was paid in cash on the closing date of the acquisition.
The Ultracor Acquisition was not material to the unaudited condensed consolidated financial statements. Accordingly, the Company has not presented a separate purchase price allocation nor pro forma financial information for the acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date, with any excess purchase price allocated to goodwill. The determination of consideration transferred and fair value of assets acquired and liabilities assumed is preliminary and will be finalized during the measurement period, which will not exceed March 2, 2027. The primary areas that remain open relate to fair values of property, plant and equipment, intangible assets, and goodwill.
Vestigo Acquisition
On January 16, 2026, the Company acquired 100% of the equity interests of Vestigo. The total consideration transferred to the seller was $540, which was paid in cash on the closing date of the acquisition.
The Vestigo Acquisition was not material to the unaudited condensed consolidated financial statements. Accordingly, the Company has not presented a separate purchase price allocation nor pro forma financial information for the acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date, with any excess purchase price allocated to goodwill. The determination of consideration transferred and fair value of assets acquired and liabilities assumed is preliminary and will be finalized during the measurement period, which will not exceed January 16, 2027. The primary areas that remain open relate to the fair values of property, plant and equipment, intangible assets, and goodwill.
NeXolve Acquisition
On March 4, 2025, the Company acquired 100% of the equity interests of NeXolve. The total consideration transferred was $20,688, including $5,000 representing the acquisition-date fair value of contingent consideration and $2,500 representing the estimated fair value of shares of the Company’s parent (AA&D Holdings) issued to the sellers. The contingent consideration provides for a one-time cash payment of $5,000 upon achievement of specified earnings targets during fiscal years 2025 and 2026; if the targets are not achieved, no amounts are payable. The purchase price allocation was finalized during 2025.
On the acquisition date, the Company recognized a contingent consideration liability of $5,000. As of June 30, 2026, the contingent consideration liability is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. See Note 5, Fair Value Measurements, for information regarding the fair value measurement of the contingent consideration liability.
Acquisition Goodwill and Acquisition Costs
Goodwill was recognized in connection with the CBI, Ultracor, and Vestigo acquisitions. For each of these acquisitions, goodwill primarily relates to anticipated cost synergies, opportunities for additional growth platforms, and an expanded revenue base resulting from the integration of the acquired assets. Goodwill from the CBI, Ultracor, and Vestigo acquisitions is not deductible for income tax purposes. Goodwill was also recognized in connection with the NeXolve Acquisition completed in 2025.
The Company recorded $10,900 of acquisition-related costs during the six months ended June 30, 2026. These costs are included in Selling, general, and administrative expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

5.Fair Value Measurements
The Company measures the fair value of financial instruments using observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. The Company determines and reports the fair value of its assets and liabilities using a three-level measurement hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. When observable market data is not available, the Company uses the best information available, which may include its own assumptions.
Level 1 – Valuations based on unadjusted quoted prices in active markets that are accessible at measurement date for identical assets.
Level 2 – Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-based valuations in which all significant inputs are observable in the market, either directly or indirectly (e.g., interest rates; yield curves).
Level 3 – Valuations using significant inputs that are unobservable in the market and inputs that reflect the Company’s own assumptions.
Contingent Consideration
The Company’s contingent consideration liability is related to the NeXolve Acquisition, as described in Note 4, Business Combinations. The contingent consideration liability is measured at fair value on a recurring basis using the income approach.
The Company classifies its contingent consideration liability as Level 3 fair value measurements based on the significant unobservable inputs used to estimate fair value. These reflect the inputs and assumptions the Company believes would be made by market participants.
The Company’s aggregate contingent consideration liability was $5,000 as of June 30, 2026 and December 31, 2025.
6.Inventories
Inventories as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$45,252	$47,987
Work-in-process and subassemblies	11,585	333
Finished goods	4,126	9,055
Inventories	$60,963	$57,375

7.Property, Plant and Equipment
Property, plant and equipment, net as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Land and land improvements	$10,102	$10,102
Buildings and improvements	48,364	47,914
Machinery and equipment	106,562	69,304
Furniture and fixtures	8,036	4,433
Construction in progress	14,553	4,005
Leasehold improvements	6,190	3,017
Finance lease right-of-use assets	28,576	29,324
Property, plant and equipment, cost	222,383	168,099
Less: Accumulated depreciation	(55,346)	(48,322)
Property, plant and equipment, net	$167,037	$119,777
Depreciation expense, excluding amortization related to finance lease right-of-use assets, was $8,158 and $5,404 for the six months ended June 30, 2026 and 2025, respectively, and is included in Cost of goods sold and Selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Property, plant, and equipment, net as of June 30, 2026 and December 31, 2025 includes leasehold improvements and right-of-use assets associated with finance leases.
8.Goodwill and Intangible Assets
The Company performed its annual goodwill impairment analysis during the year ended December 31, 2025 using a quantitative test, which compared the estimated fair value of its sole reporting unit to its carrying value. The fair value estimate required significant judgment and was based on key assumptions, including projected future cash flows, long-term growth rates, market multiples, and discount rates. As a result of this analysis, no goodwill impairment charge was recognized for the year ended December 31, 2025.
As of June 30, 2026, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value; accordingly, no goodwill impairment was recorded for the six months ended June 30, 2026. The Company will continue to monitor the reporting unit for impairment indicators in future periods.
The table below presents a summary of the carrying amount of goodwill for the six months ended June 30, 2026:

Amount
Balance at December 31, 2025	$342,491
Acquisitions	238,936
Impairments	—
Balance at June 30, 2026	$581,427

The gross carrying value and accumulated amortization by class of intangible assets as of June 30, 2026 and December 31, 2025 were as follows:

		June 30, 2026
	Weighted Average Estimated Useful Lives	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Finite-lived intangible assets
Developed technology	9	$57,825	$(18,672)	$39,153
Trade names	9	30,278	(10,557)	19,721
Acquired customer relationships	11	379,133	(84,708)	294,425
Total intangible assets		$467,236	$(113,937)	$353,299

		December 31, 2025
	Weighted Average Estimated Useful Lives	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Finite-lived intangible assets
Developed technology	9	$46,636	$(15,450)	$31,186
Trade names	10	28,678	(9,093)	19,585
Acquired customer relationships	10	220,100	(71,199)	148,901
Total intangible assets		$295,414	$(95,742)	$199,672
Amortization expense for intangible assets was $18,213 and $13,076 for the six months ended June 30, 2026 and 2025, respectively. This amount was recognized within Intangible asset amortization expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
As of June 30, 2026, the estimated annual amortization for finite-lived intangible assets for the next five years is approximately:

Year	Amount
Remainder of 2026	$21,055
2027	41,859
2028	41,424
2029	40,424
2030	39,403
2031	36,006
Thereafter	133,128
Total	$353,299

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors. There were no intangible asset impairments during the six months ended June 30, 2026 and 2025.
9.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Accrued income taxes	$36,514	$—
Accrued compensation and vacation pay	15,457	15,111
Other	11,328	11,231
Accrued expenses and other current liabilities	$63,299	$26,342
10.Long-term Debt
Long-term debt, net as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Term loans	$405,796	$643,443
Total debt	405,796	643,443
Less: Debt discount and debt issuance costs	(5,305)	(9,400)
Less: Current maturities	(5,318)	(7,068)
Long-term debt, net	$395,173	$626,975
The fair values of the Company’s long-term debt are estimated using quoted market prices for the same or similar instruments and current interest rates available for comparable instruments. These fair value measurements are classified as Level 2 within the fair value hierarchy. The carrying amount of the Company’s long-term debt approximates its fair value as of June 30, 2026 and December 31, 2025.
2022 Credit Agreement
On December 1, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) to obtain a term loan of $130,000 and a revolving line of credit of $20,000. The original maturity date for the term loan and revolving line of credit was October 1, 2028. Interest on the outstanding borrowings accrues at a rate equal to the term SOFR plus an additional spread based on the Company’s total net leverage ratio, which was initially 6.25%. The Company is required to make quarterly interest payments on the outstanding loans.
The Company is required to repay 0.25% of the aggregate initial principal amount of the term loans on the last business day of each calendar quarter, with the option to prepay the term loans at any time, in whole or in part, subject to a penalty of up to 1.0% of the aggregate principal amount repaid depending on the timing of repayment.
On October 1, 2024, the Company entered into Amendment No. 1 to the 2022 Credit Agreement. Pursuant to Amendment No. 1, the Company partially repaid the original lender’s outstanding term loan. The amendment was accounted for as a modification under ASC 470-50. As a result of the new term loans, the aggregate principal amount of the term loans increased to $250,000 and the aggregate amount of the revolving line of credit increased to $40,000. Amendment No. 1 also added delayed draw term loan commitments in the amount of $100,000. Further, Amendment No. 1 amended the maturity date for all borrowings to be December 1, 2030.
On November 14, 2025, the Company entered into Amendment No. 2 to the 2022 Credit Agreement to expand the current borrowings of the term loans, delayed draw term loans, and revolving line of credit. Under Amendment No. 2, the Company partially and fully repaid certain lenders. The remaining lenders increased their outstanding term loans, and three new lenders were added under Amendment No. 2. The aggregate principal amount of the term loans upon Amendment No. 2 was $645,000. Amendment No. 2 also increased the total delayed draw term loan commitments and revolving line of credit to $150,000 and $100,000, respectively. The amendment was accounted for as a modification under ASC 470-50.
On March 2, 2026, in connection with the acquisition of CBI, the Company entered into a third amendment to the 2022 Credit Agreement (“Amendment No. 3”). Pursuant to Amendment No. 3, the Company obtained incremental term loans from its existing lenders for an aggregate of $180,000, drew the full $150,000 available amount under the existing delayed draw term loan commitment, increased its available revolving line of credit by $25,000, and drew $31,100 under its revolving line of credit. The terms of the incremental borrowings, including interest rate and repayment provisions, are consistent with the terms of the Company's existing borrowings under its 2022 Credit Agreement. The amendment was accounted for as a modification under ASC 470-50. As a result of Amendment No. 3, the aggregate principal amount of term loans outstanding (including amounts drawn under delayed draw term loans) increased to $973,443 and the aggregate amount of the revolving line of credit increased to $125,000. Subsequent to the transactions above, the Company drew an additional $25,000 on the revolving line of credit in the six months ended June 30, 2026.
In June 2026, the Company used approximately $570,145 of the IPO proceeds to repay approximately $565,000 of principal balance under the 2022 Credit Agreement plus accrued and unpaid interest and $56,100 of IPO proceeds to repay all of the then outstanding borrowings under the revolving line of credit. Upon extinguishment of the debt, the Company wrote off $6,718 of unamortized debt discount and debt issuance costs to Interest expense, net on the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss. As of June 30, 2026 and December 31, 2025, the Company had $125,000 and $100,000, respectively, available under its revolving line of credit.
The 2022 Credit Agreement includes customary affirmative and negative covenants. As of June 30, 2026, the Company was in compliance with all applicable covenants under the 2022 Credit Agreement.

11.Income Taxes
The Company’s effective tax rate for the six months ended June 30, 2026 and 2025 was (18.2%) and (55.0%), respectively. For 2026, the effective tax rate differed from the 21% U.S. statutory rate primarily due to the non-deductibility of certain stock compensation expenses, partially offset by the change in the valuation allowance against a portion of the Company’s deferred tax assets, as well as the tax impact of the loss before income taxes. For 2025, the effective tax rate differed from the 21% U.S. statutory rate primarily due to the recording of a valuation allowance on a portion of the Company’s deferred tax assets, partially offset by the tax impact of the loss before income taxes.
The Company is no longer subject to U.S. federal income tax examinations for years prior to 2023 based on the statute of limitations with the exception that operating loss or tax credit carryforwards generated prior to 2023 may be subject to tax audit adjustment. The Company accounts for uncertain income tax positions pursuant to the guidance in ASC 740, Income Taxes. The Company recognizes interest and penalties related to uncertain tax positions, if any, within Income tax expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2026 and December 31, 2025, the Company’s accrued interest and penalties related to uncertain tax positions were not material.
12.Net Loss Per Share
Basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025 is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(153,971)	$(4,675)	$(169,103)	$(11,988)
Denominator:
Weighted average common shares outstanding	148,176,486	88,550,670	140,398,304	88,334,005
Net loss per share – basic and diluted	$(1.04)	$(0.05)	$(1.20)	$(0.14)
Shares associated with outstanding restricted stock unit awards that were excluded from the computation of diluted earnings per share as the resulting incremental shares would have been anti-dilutive under the treasury stock method were immaterial.
13.Segment Information
The Company operates as a single operating and reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer (“CEO”). The CEO evaluates segment performance, makes significant capital expenditure decisions, and decides how to allocate resources for the Company on a consolidated basis based on adjusted EBITDA. Adjusted EBITDA means earnings before interest, taxes, depreciation and amortization, and adjusted for other items within a relevant period which are not reflective of the segment’s operating performance in the period.

The following table provides a reconciliation of the Company's segment adjusted EBITDA to net loss for the three and six months ended June 30, 2026 and 2025 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$167,318	$113,499	$301,669	$224,523
Significant segment expenses:
Cost of goods sold (adjusted) (1)	115,146	78,128	211,969	154,926
Selling, general, and administrative expenses (adjusted) (2)	15,735	9,065	26,724	17,948
Adjusted EBITDA	36,437	26,306	62,976	51,649
Income tax expense	31,490	1,651	26,018	4,223
Interest expense, net	26,249	16,934	44,020	33,654
Depreciation and amortization	15,127	9,664	27,236	19,387
Share-based compensation expense	110,086	802	110,842	1,604
Transaction costs (3)	5,176	48	19,161	562
Integration and restructuring costs (4)	2,047	1,336	4,320	3,377
Legal contingencies loss (5)	—	109	—	116
Management fees (6)	233	421	482	677
Other (7)	—	16	—	37
Net loss	$(153,971)	$(4,675)	$(169,103)	$(11,988)
(1)Represents Cost of goods sold adjusted to exclude depreciation and amortization of long-lived and intangible assets, share-based compensation expense, and other adjustments (including transaction costs, integration and restructuring costs, legal contingencies losses, management fees, and other costs) to the extent such items are included in Cost of goods sold.
(2)Represents Selling, general, and administrative expenses adjusted to exclude depreciation and amortization of long-lived and intangible assets, share-based compensation expense, and other adjustments (including transaction costs, integration and restructuring costs, legal contingencies losses, management fees, and other costs) to the extent such items are included in Selling, general, and administrative expenses.
(3)Includes transaction-related costs associated with mergers, acquisitions, and costs related to the IPO.
(4)Includes acquisition integration and restructuring costs, including plant consolidation and reconfiguration, reductions in force, and executive severance expense.
(5)Includes losses from legal disputes and settlements from third parties.
(6)Includes management fees paid to our parent company in accordance with our management services agreement which was terminated upon the closing of the IPO.
(7)Includes other costs that the CODM does not review as part of his evaluation of the operations and performance of the business.
The Company's segment assets are reported on the Condensed Consolidated Balance Sheets as total assets. Substantially all of the Company’s revenues and long-lived assets are attributable to operations within the United States.

14.Commitments and Contingencies
Legal Proceedings
The Company is subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of business, including various U.S. government investigations related to procurement activities, post-award audits, and reported contract costs, which could result in civil, criminal, or administrative proceedings and potential claims for fines, penalties, compensatory damages, restitution, and/or forfeitures. Although legal proceedings and government investigations are inherently unpredictable and, in certain circumstances, could result in suspension or debarment from government contracts, the Company believes it has valid defenses to the matters currently pending and intends to defend them vigorously. The Company records accruals for loss contingencies when losses are probable and reasonably estimable. Based on information currently available, management is not aware of any current disputes that, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Applied Aerospace & Defense, Inc.
Management's Discussion and Analysis
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The information set forth below should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A. “Risk Factors” and “Forward-Looking Statements.”
Business Overview
We are a premier provider of advanced design, engineering, and vertically integrated manufacturing solutions for leading and next-generation space and defense technology companies. We build complex, mission-critical subsystems for extreme operating environments serving three core markets: Space and Launch Systems, Defense Aviation and Airborne Systems, and C5ISR and Precision Strike Systems. With decades of space and defense manufacturing heritage, we combine deep material science and intellectual property (“IP”)-enabled process expertise with the ability to enable rapid prototyping, enhance new product development, and responsively scale production. Across our nationwide network of advanced manufacturing facilities, we continuously support a balanced mix of next-generation technology and platform development, large scale production programs, and aftermarket sustainment for enduring platforms.
Our core service offerings include (i) design and analysis, including concurrent engineering, structural design and analysis, and tooling; (ii) fabrication and assembly, including composite and metallic fabrication, forming and precision machining, and finishing; and (iii) inspection, qualification, and testing, including in-process inspection, three-dimensional metrology, non-destructive testing, and thermal and structural testing. These offerings are enabled by our complementary metal, composite, and polymer manufacturing capabilities and support the delivery of mission-critical subsystems and assemblies designed to perform in demanding environments.
Stock Split and Initial Public Offering
On June 2, 2026, our registration statement on Form S-1 for our initial public offering (“IPO”) was declared effective. Following the effectiveness of the registration statement, we effected a 872,901.03-for-1 stock split of our common stock and increased the number of our authorized shares of common stock to 1.0 billion and our shares of undesignated preferred stock to 50.0 million.
On June 4, 2026, we completed our IPO and issued and sold 32.5 million shares of our common stock at a public offering price of $20.00 per share. Following the IPO, the underwriters exercised an option to purchase 1.65 million additional shares of our common stock. We received net proceeds of approximately $635.6 million after deducting underwriting discounts, commissions, and other offering costs of approximately $47.4 million.
Acquisitions
On March 4, 2025, we acquired 100% of the equity ownership of NeXolve Holdings, LLC (“NeXolve”), bringing deployable space technology and advanced polymer expertise to the Company.
On January 16, 2026, we acquired 100% of the issued and outstanding equity of Vestigo Aerospace, Inc. ("Vestigo"), a business that designs and develops passive de-orbit systems, including the Spinnaker product line of dragsail technology, and related assemblies for reliable end-of-mission space vehicle and other low-earth orbit satellite disposal.
On March 2, 2026, we acquired 100% of the issued and outstanding equity of Consolidated Boring Inc. (“CBI”) and Ultracor, Inc. (“Ultracor”). CBI is a vertically integrated two-site advanced manufacturing platform that specializes in complex assemblies and highly-engineered components for a broad range of precision strike systems. Ultracor is a supplier of highly specialized and IP-enabled honeycomb core materials that are used in defense aviation and space platforms, including next generation tiltrotor aircraft and navigational satellites. See Note 4, Business Combinations, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for additional information about our acquisitions of Vestigo, CBI, and Ultracor.
Recent Developments
We used approximately $626.2 million of IPO proceeds to repay outstanding borrowings under our 2022 Credit Agreement, consisting of $56.1 million repayment of our revolving line of credit and $565.0 million repayment of term loan principal balance, plus accrued and unpaid interest of $5.1 million. Refer to Note 10, Long-Term Debt, for additional disclosure regarding our long-term debt.

Key Trends Affecting Our Performance
We operate in an industry and in markets that are experiencing strong, sustained growth. Demand is increasing for spacecraft and related systems capable of meeting the complex mission requirements of commercial launch firms and space companies, the U.S. government, and its allies. Likewise, the emerging and ongoing geopolitical conflicts affecting the U.S. and its allies and the dynamic global threat environment are driving demand across existing platforms as well as investment in the development of next-generation technology. The replenishment and rearmament needs of the U.S. and its allies as a result of these geopolitical conflicts has prompted us to collaborate closely with the U.S. government and our suppliers and customers to expand production and deliver critical offerings that support U.S. and allied security needs. These factors have increased demand for our products and capabilities, which in turn has contributed to revenue growth that we believe has partially offset the effects of supply chain challenges, inflationary pressures, and other causes of market volatility in our operating environment.
Our operating results are significantly influenced by U.S. government spending priorities and budget and appropriations decisions. Increases in U.S. defense spending, particularly for advanced space, defense aviation, C5ISR, and precision strike equipment, drive growth in our business. Budget restrictions, cost-reduction initiatives, or changes in the budgeted volume and relative mix of specific U.S. government programs may result in reduced or deferred U.S. government spending, which could in turn impact our business and the results of our operations. In particular, shifts in U.S. government spending and investment priorities relating to defense, space, intelligence, homeland security, innovation, and technology are most likely to impact our results.
As a newly public company, we will implement additional procedures and processes to address the standards and requirements applicable to public companies. Specifically, accounting, legal, and personnel-related expenses and directors’ and officers’ insurance costs will increase as we establish more comprehensive compliance and governance functions, enhance and mature our internal controls over financial reporting as we comply with the requirements of the Sarbanes-Oxley Act, and prepare and distribute periodic reports in accordance with SEC rules.
Results of Operations
The following table presents the results of our operations and percentages of revenue for the three months and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(in thousands, except percentages)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$167,318	100.0%	$113,499	100.0%	$301,669	100.0%	$224,523	100.0%
Cost of goods sold	130,132	77.8%	81,472	71.8%	230,904	76.5%	161,612	72.0%
Gross profit	37,186	22.2%	32,027	28.2%	70,765	23.5%	62,911	28.0%
Selling, general, and administrative expenses	123,315	73.7%	11,579	10.2%	151,617	50.3%	23,946	10.7%
Intangible asset amortization expense	10,103	6.0%	6,538	5.8%	18,213	6.0%	13,076	5.8%
Operating (loss) income	(96,232)	(57.5)%	13,910	12.3%	(99,065)	(32.8)%	25,889	11.5%
Interest expense, net	26,249	15.7%	16,934	14.9%	44,020	14.6%	33,654	15.0%
Loss before income taxes	(122,481)	(73.2)%	(3,024)	(2.7)%	(143,085)	(47.4)%	(7,765)	(3.5)%
Income tax expense	31,490	18.8%	1,651	1.5%	26,018	8.6%	4,223	1.9%
Net loss	$(153,971)	(92.0)%	$(4,675)	(4.1)%	$(169,103)	(56.1)%	$(11,988)	(5.3)%
Three months ended June 30, 2026, compared with three months ended June 30, 2025
Revenue

	Three Months Ended June 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Space and Launch Systems	$38,802	$24,476	$14,326	58.5%
Defense Aviation and Airborne Systems	78,929	75,309	3,620	4.8%
C5ISR and Precision Strike Systems	49,587	13,714	35,873	261.6%
Revenue	$167,318	$113,499	$53,819	47.4%
Revenue for the three months ended June 30, 2026 increased by approximately $53.8 million, or 47.4%, to $167.3 million as compared with $113.5 million for the three months ended June 30, 2025, with revenue increases attributable to growth across all end-markets, as described in further detail below. The increase in revenue included approximately $31.3 million generated from the acquisitions completed in 2026.
Space and Launch Systems
Revenue growth in Space and Launch Systems of $14.3 million was primarily attributable to increased volumes on launch vehicle and satellite production programs amid higher launch cadence and proliferated constellations.
Defense Aviation and Airborne Systems
Revenue growth in Defense Aviation and Airborne Systems of $3.6 million was primarily attributable to sustained aftermarket demand across a large installed base of aircraft, as well as continued new production activity. Demand is supported by increases in global defense budgets across a broad range of fixed-wing and rotorcraft platforms, including increasing funding for next-generation fixed-wing, vertical lift, and autonomous airborne systems.
C5ISR and Precision Strike Systems
Revenue growth in C5ISR and Precision Strike Systems of $35.9 million was primarily attributable to higher revenue across a range of integrated air and missile defense systems and radar programs. Near term demand is expected to remain supported by missile and munition rearmament, layered missile defense priorities, and continued national defense and budget investments in next-generation precision strike systems.
Gross Profit and Costs of Goods Sold

	Three Months Ended June 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Cost of goods sold	$130,132	$81,472	$48,660	59.7%
Gross profit	$37,186	$32,027	$5,159	16.1%
Gross profit margin	22.2%	28.2%
Cost of goods sold increased $48.7 million, or 59.7%. The increase was primarily the result of the revenue growth described above, including increased cost of goods sold of $23.6 million from the acquisitions completed in 2026 as well as an increase of approximately $10.0 million in share-based compensation expense classified in cost of goods resulting from the vesting of employee equity incentive units upon the completion of our IPO. Excluding the effects of the share-based compensation expense, gross profit increased by $15.2 million, or 47.0%, with acquisitions contributing $7.7 million of incremental gross profit. Excluding the effects of the share-based compensation, gross profit margin was consistent with prior year at 28.3%, as sales volume and improved throughput were offset by a change in product mix towards ramping programs with lower initial margins.

Operating Expenses

	Three Months Ended June 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Selling, general and administrative expenses	$123,315	$11,579	$111,736	965.0%
Intangible asset amortization expense	$10,103	$6,538	$3,565	54.5%
Selling, general and administrative expenses increased primarily due to approximately $99.3 million in increased share-based compensation expense due to the vesting of employee equity incentive units upon the completion of our IPO. Professional services and other transaction costs related to acquisitions and the IPO were $5.2 million for the three months ended June 30, 2026, compared with less than $0.1 million of such costs incurred in the three months ended June 30, 2025. Integration and restructuring costs increased by $0.7 million for the three months ended June 30, 2026, compared with the same period in the prior year. Additionally, the operations of the acquisitions completed in 2026 contributed incremental selling, general and administrative expense of $3.1 million. The remaining increase reflects ongoing expansion of operational support capabilities as well as increased public company administrative and compliance costs.
Intangible asset amortization expense increased due to an increase in our acquired intangible assets in connection with acquisitions disclosed in Note 4, Business Combinations, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Interest Expense, Net

	Three Months Ended June 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Interest expense, net	$26,249	$16,934	$9,315	55.0%
Interest expense, net increased by $9.3 million for the three months ended June 30, 2026, compared to the same period in the prior year. The increase was primarily attributable to $6.7 million in deferred debt discounts and issuance cost write-offs upon the repayment of our debt in June 2026, as well as higher average outstanding debt balances resulting from borrowings incurred in connection with the acquisitions completed in 2026. See Note 10, Long-Term Debt, in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for additional information.
Income Tax Expense

	Three Months Ended June 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Income tax expense	$31,490	$1,651	$29,839	1807.3%
The Company recognized an income tax expense of $31.5 million for the three months ended June 30, 2026, as compared with income tax expense of $1.7 million in the three months ended June 30, 2025. The increase in income tax expense is materially related to the change in the valuation allowance resulting from the application of the Company’s estimated annual effective tax rate to year-to-date pre-tax losses as well as higher projected pre-tax earnings in 2026 as compared with 2025 (excluding IPO related charges).
Six months ended June 30, 2026, compared with six months ended June 30, 2025
Revenue

	Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Space and Launch Systems	$73,853	$50,807	$23,046	45.4%
Defense Aviation and Airborne Systems	158,352	147,351	11,001	7.5%
C5ISR and Precision Strike Systems	69,464	26,365	43,099	163.5%
Revenue	$301,669	$224,523	$77,146	34.4%
Revenue for the six months ended June 30, 2026, increased by approximately $77.1 million, or 34.4%, to $301.7 million as compared with $224.5 million for the six months ended June 30, 2025, with revenue increases attributable to growth across all end-markets, as described in further detail below. The increase in revenue included approximately $44.8 million generated from the acquisitions completed in 2025 and 2026.
Space and Launch Systems
Revenue growth in Space and Launch Systems of $23.0 million was primarily attributable to increased volumes on launch vehicle and satellite production programs amid higher launch cadence and proliferated constellations.
Defense Aviation and Airborne Systems
Revenue growth in Defense Aviation and Airborne Systems of $11.0 million was primarily attributable to sustained aftermarket demand across a large installed base of aircraft, as well as continued new production activity. Demand is supported by increases in global defense budgets across a broad range of fixed-wing and rotorcraft platforms, including increasing funding for next-generation fixed-wing, vertical lift, and autonomous airborne systems.
C5ISR and Precision Strike Systems
Revenue growth in C5ISR and Precision Strike Systems of $43.1 million was primarily attributable to higher revenue across a range of integrated air and missile defense systems and radar programs. Near term demand is expected to remain supported by missile and munition rearmament, layered missile defense priorities, and continued national defense and budget investments in next-generation precision strike systems.

Gross Profit and Costs of Goods Sold

	Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Cost of goods sold	$230,904	$161,612	$69,292	42.9%
Gross profit	$70,765	$62,911	$7,854	12.5%
Gross profit margin	23.5%	28.0%
Cost of goods sold increased $69.3 million or 42.9%. The increase was primarily the result of the revenue growth described above, including increased cost of goods sold of $30.9 million from the acquisitions completed in 2025 and 2026 as well as an increase of approximately $9.8 million in share-based compensation expense classified in cost of goods sold resulting from the vesting of employee equity incentive units upon the completion of our IPO. Excluding the effects of the share-based compensation expense, gross profit increased by $17.7 million, or 28.0%, with acquisitions contributing $13.9 million of incremental gross profit. Excluding the effects of the share-based compensation, gross profit margin decreased as increased sales volume and improved throughput were offset by a change in product mix towards ramping programs with lower initial margins.
Operating Expenses

	Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Selling, general and administrative expenses	$151,617	$23,946	$127,671	533.2%
Intangible asset amortization expense	$18,213	$13,076	$5,137	39.3%
Selling, general and administrative expenses increased primarily due to approximately $99.4 million in increased share-based compensation expense due to the vesting of employee equity incentive units upon the completion of our IPO. Professional services and other transaction costs related to acquisitions and the IPO were $19.2 million for the six months ended June 30, 2026, as compared with $0.5 million in the six months ended June 30, 2025. Integration and restructuring costs increased $0.9 million for the six months ended June 30, 2026, compared with the same period in the prior year. Additionally, the operations of the acquisitions completed in 2025 and 2026 contributed incremental selling, general and administrative expense of $4.3 million. The remaining increase reflects ongoing expansion of operational support capabilities as well as increased public company administrative and compliance costs.
Intangible asset amortization expense increased due to an increase in our acquired intangible assets in connection with acquisitions disclosed in Note 4, Business Combinations, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Interest Expense, Net

	Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Interest expense, net	$44,020	$33,654	$10,366	30.8%

Interest expense, net increased by $10.4 million for the six months ended June 30, 2026, compared to the same period in the prior year. The increase was primarily attributable to $6.7 million in deferred debt discounts and issuance cost write-offs upon the repayment of our debt in June 2026, as well as higher average outstanding debt balances resulting from borrowings incurred in connection with the 2026 acquisitions. See Note 10, Long-Term Debt, in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for additional information.
Income Tax Expense

	Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Income tax expense	$26,018	$4,223	$21,795	516.1%
The Company recognized an income tax expense of $26.0 million for the six months ended June 30, 2026, as compared with income tax expense of $4.2 million in the six months ended June 30, 2025. The increase in income tax expense is materially related to the change in valuation allowance resulting from the application of the Company’s estimated annual effective tax rate to year-to-date pre-tax losses as well as higher projected pre-tax earnings in 2026 compared to 2025 (excluding IPO related charges). This was partially offset by a $13.8 million benefit attributable to the partial release of the Company's valuation allowance associated with the increased capacity to realize deferred tax assets after the acquisition of CBI.
Key Performance Indicators and Non-GAAP Financial Measures
We manage and evaluate our business using key performance indicators (“KPIs”) and non-GAAP measures, including contract backlog, adjusted EBITDA, and adjusted EBITDA margin, to monitor operating performance, assess contract execution, and support capital allocation decisions.
Contract Backlog
We believe contract backlog, which represents the total value of existing contracts, less amounts previously invoiced, as of the backlog date, is a key measure of our business growth.
As of June 30, 2026, contract backlog was $1.13 billion as compared with contract backlog of $0.87 billion as of December 31, 2025. The increase of $258.7 million during the six months ended June 30, 2026 was primarily driven by approximately $178.5 million of incremental backlog from the acquisition of CBI, as well as the net effect of new orders received in excess of billings during the six months ended June 30, 2026.
Non-GAAP Financial Measures
Our chief operating decision maker, who is the Chief Executive Officer, makes resource and operating decisions by evaluating performance and business results on a consolidated basis using the non-GAAP financial measures including adjusted EBITDA. The non-GAAP financial measures are supplemental measures of our performance that we believe help investors understand our financial condition and operating results and assess our future prospects. We believe that presenting these non-GAAP financial measures, in addition to the corresponding

GAAP financial measures, is important because they exclude non-cash or other items that may not be indicative of or are unrelated to our core operating results and the overall health of our company. We believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance. When read in conjunction with our GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying businesses and can be used by management as one basis for financial, operational and planning decisions. Finally, these measures are often used by analysts and other interested parties to evaluate companies in our industry.
We define adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted to eliminate certain non-cash charges and other items not reflective of ongoing operations, which include: acquisition-related expenses, integration expenses and restructuring costs, share-based compensation expense, and other costs. We define adjusted EBITDA margin as adjusted EBITDA expressed as a percentage of revenue.
Although we use adjusted EBITDA and adjusted EBITDA margin for the purposes described above, these non-GAAP financial measures have inherent limitations and should neither be considered in isolation nor as substitutes for analyzing our financial results as reported under GAAP. For example:
•Adjusted EBITDA and adjusted EBITDA margin do not reflect significant interest expense or the related cash requirements to service our debt;
•These measures exclude depreciation and amortization, which are non-cash charges, but do not account for the future cash needs to replace depreciated or amortized assets;
•These measures exclude substantial amortization expense associated with our intangible assets, limiting the measures’ usefulness;
•These measures do not include our provision for income taxes which generally represents taxes paid in the period or that are payable in the future, which are necessary aspects of our operations;
•These measures exclude share-based compensation expense, which is an important component of employee compensation; and
•These measures exclude certain acquisition-related and post-merger integration and restructuring costs, which are necessary elements of certain acquisitions.
Because of these limitations, adjusted EBITDA and adjusted EBITDA margin should not be considered as measures of cash available for investment in our business. Management addresses these limitations by evaluating these metrics alongside other GAAP measures, such as revenue, to assess our operating performance. These metrics are non-GAAP financial measures, are not defined by GAAP, and should not be considered alternatives to net loss or cash flows from operations as determined under GAAP. Moreover, our methods of calculating adjusted EBITDA and adjusted EBITDA margin may differ from those used by other companies with similarly titled measures and therefore may not be directly comparable.

The following table sets forth the reconciliation of net loss to adjusted EBITDA and presentation of net loss margin and adjusted EBITDA margin for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Net loss	$(153,971)	$(4,675)	$(169,103)	$(11,988)
Income tax expense	31,490	1,651	26,018	4,223
Interest expense, net	26,249	16,934	44,020	33,654
Depreciation and amortization	15,127	9,664	27,236	19,387
Share-based compensation expense	110,086	802	110,842	1,604
Transaction costs(1)	5,176	48	19,161	562
Integration and restructuring costs(2)	2,047	1,336	4,320	3,377
Legal contingencies loss(3)	—	109	—	116
Management fees(4)	233	421	482	677
Other(5)	—	16	—	37
Adjusted EBITDA	$36,437	$26,306	$62,976	$51,649
Net loss margin	(92.0)%	(4.1)%	(56.1)%	(5.3)%
Adjusted EBITDA margin	21.8%	23.2%	20.9%	23.0%
(1)Includes transaction-related costs associated with mergers, acquisitions, and costs related to the IPO.
(2)Includes acquisition integration and restructuring costs, including plant consolidation and reconfiguration, reductions in force, and executive severance expense.
(3)Includes losses from legal disputes and settlements from third parties.
(4)Includes management fees paid to our parent company in accordance with our management services agreement which terminated upon the closing of the IPO.
(5)Includes other costs that we believe are not indicative of day-to-day operations of the business.
Liquidity and Capital Resources
The following table summarizes our capitalization as of June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
(in thousands, except ratios)
Cash and cash equivalents	$18,108	$15,475
Total debt (including current portion)	405,796	643,443
Shareholder's equity	827,881	159,464
Total capitalization (debt plus equity)	$1,233,677	$802,907
Total debt to total capitalization	0.33	0.80

Our principal historical liquidity requirements have been for acquisitions, capital expenditures, servicing indebtedness and working capital needs. Other than as a result of the growth of our business both organically and through acquisitions we may make, we do not expect there to be substantial changes in our future capital requirements. We fund our investing activities primarily from cash provided by our operating and financing activities.

On March 2, 2026, we entered into Amendment No. 3 to the 2022 Credit Agreement in connection with our acquisition of CBI. Pursuant to Amendment No. 3, we obtained incremental term loans of $180.0 million, drew the full $150.0 million available under our existing delayed draw term loan commitment, increased our revolving line of credit commitments by $25.0 million to a total of $125.0 million, and drew $31.1 million under our revolving line of credit. The proceeds from these borrowings were primarily used to fund the acquisition of CBI and pay related transaction costs. As a result of Amendment No. 3, our aggregate principal amount of term loans outstanding (including amounts drawn under delayed draw term loans) increased to $973.4 million. In June 2026, we used approximately $570.1 million of the IPO proceeds to repay $565.0 million of principal balance under the 2022 Credit Agreement plus accrued and unpaid interest and $56.1 million of IPO proceeds to repay all then outstanding borrowings under our revolving line of credit.
As of June 30, 2026 and December 31, 2025, the Company had $125.0 million and $100.0 million, respectively, available under our revolving line of credit. There is no remaining availability under our delayed draw term loan commitment.
See Note 10, Long-Term Debt, for additional details regarding our debt arrangements. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under the 2022 Credit Agreement will be sufficient to fund our cash requirements for at least the next 12 months.
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Net cash used in operating activities	$(82,091)	$(16,666)	$(65,425)	392.6%
Net cash used in investing activities	$(327,449)	$(14,364)	$(313,085)	2179.7%
Net cash provided by financing activities	$412,173	$11,166	$401,007	3591.3%
Cash Flows from Operating Activities
Cash used in operating activities increased by $65.4 million. This increase was primarily the result of an approximately $36.4 million net increase in contract assets and inventory reflecting a mix of seasonality as well as production investment to meet ramping demand under orders expected to be delivered over the balance of the fiscal year. The cash outflows associated with these investments were partially offset by favorable changes in accounts receivable resulting from the collection of receivables generated by strong sales in the fourth quarter of fiscal 2025. Additionally, the increase in acquisitions and IPO related transaction expenses as compared with the prior year period also contributed to the increase in cash used in operating activities. Cash paid for interest increased by $2.6 million to $40.8 million in the six months ended June 30, 2026, as compared with $38.2 million in the six months ended June 30, 2025, due to higher average debt levels.
Cash Flows from Investing Activities
The increase in cash used in investing activities was primarily attributable to higher net cash payments related to acquisitions, as well as from increased capital expenditures. We expect capital expenditures in fiscal 2026 to be in the range of $50.0 million. The majority of our planned fiscal 2026 capital expenditures are capital investments designed to improve our manufacturing efficiency, expand our capabilities, and respond to ramping demand signals from our customers.
Cash Flows from Financing Activities
The increase in cash provided by financing activities was driven primarily by the completion of our IPO, which resulted in net proceeds of approximately $635.6 million that were partially offset by debt repayments net of debt proceeds of $240.7 million. We also received $18.7 million in capital contributions from AA&D Holdings. These increases were partially offset by higher payments of long-term debt, payments on finance lease liabilities, and payments on equipment and leaseback financing obligations.
Contractual Obligations
Our material contractual obligations at June 30, 2026 and December 31, 2025 consist primarily of borrowings under the 2022 Credit Agreement (and related interest payments), operating and finance lease obligations, and the leaseback financing obligation related to our Enfield facility sale-leaseback arrangement. Refer to Note 10, Long-Term Debt.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have current or future effect on our financial condition, results of operations, or cash flows, as of June 30, 2026, or December 31, 2025.
Critical Accounting Estimates
Our critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the audited consolidated financial statements that appear in the Prospectus. Except as otherwise disclosed in the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, there were no material changes subsequent to the filing of the Prospectus, in our critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this Quarterly Report on Form 10-Q.
Recently Issued and Adopted Accounting Pronouncements
Recently issued and adopted accounting pronouncements are described in Note 2, Summary of Significant Accounting Policies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Emerging Growth Company
We currently qualify as an “emerging growth company” under the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Accordingly, we have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk” in the Prospectus. There has been no material change in this information during the period covered by this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Limitations on Effectiveness of Controls and Procedures
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II - Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in the Prospectus in the section titled “Risk Factors”.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity and Proceeds Received
None.

(b) Use of Proceeds
On June 4, 2026, the Company completed the IPO and issued and sold 32.5 million shares of its common stock at a public offering price of $20.00 per share. Following the IPO, the underwriters exercised an option to purchase 1.65 million additional shares of common stock. The aggregate gross proceeds from the IPO and related additional shares purchased by the underwriters was $683.0 million. After deducting underwriting discounts, commissions, and other offering costs of approximately $47.3 million, the Company received net proceeds of approximately $635.6 million, with such proceeds principally being used to repay outstanding borrowings under the 2022 Credit Agreement. The offer and sale of the shares were registered under the Registration Statement on Form S-1 (File No. 333-295691) declared effective by the SEC on June 2, 2026. The offering terminated after the sale of the aforementioned shares of common stock.
Morgan Stanley & Co. LLC, Jefferies LLC, BofA Securities, Inc. and RBC Capital Markets, LLC acted as the representatives of the underwriters in the IPO.
There has been no material change in the use of proceeds from our IPO as described in our Prospectus.
(c)

Repurchases of Capital Stock
We did not repurchase any shares of Applied Aerospace & Defense, Inc. common stock, during the three months ended June 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of Applied Aerospace & Defense, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2026).

3.2	Amended and Restated Bylaws of Applied Aerospace & Defense, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2026).
4.1
Registration Rights Agreement, dated as of June 4, 2026, by and between the Company and AA&D Holdings, LP (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on June 4, 2026).

10.1
Stockholders Agreement, dated as of June 4, 2026 by and between the Company and AA&D Holdings, LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 4, 2026).

10.2
Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 8, 2026).

10.3#	Applied Aerospace & Defense, Inc. 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 4, 2026).
10.4#	Applied Aerospace & Defense, Inc. 2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on June 4, 2026).
10.5#
Form of Employee Restricted Stock Unit Grant Notice and Agreement pursuant to the 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 26, 2026).

10.6#
Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement pursuant to the 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 26, 2026).

10.7#	Form of Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 26, 2026).
10.8#
Employment Agreement, dated May 8, 2026, of James William Ferguson, III (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 26, 2026).

10.9#	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 26, 2026).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Furnished Pursuant to 18 U.S.C Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
Exhibit 104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed herewith
**    These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
#    Denotes management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Applied Aerospace & Defense, Inc.
(Registrant)

	Chief Executive Officer and Director	August 12, 2026
/s/ James William Ferguson, III	(Principal Executive Officer)
James William Ferguson, III
	Chief Financial Officer	August 12, 2026
/s/ Jeff McRae	(Principal Financial Officer)
Jeff McRae
	Chief Accounting Officer	August 12, 2026
/s/ Kai Kasiguran	(Principal Accounting Officer)
Kai Kasiguran