Form 10-Q
period 2026-09-30
Applied Aerospace & Defense, Inc.
filed 2026-11-12
CIK 2118195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☒ No ☐

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
Yes ☐ No ☒
As of November 4, 2026, 172,393,518 shares of common stock, par value $0.01 per share, were issued and outstanding.

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

Applied Aerospace & Defense, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)
Part I - Financial Information
Item 1. Financial Statements

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$11,456	$15,475
Accounts receivable, net	72,730	71,386
Contract assets	245,603	140,817
Inventories	45,375	57,375
Prepaid expenses and other current assets	10,437	6,521
Total current assets	385,601	291,574
Property, plant and equipment, net	182,819	119,777
Goodwill	582,686	342,491
Intangible assets, net	342,972	199,672
Other assets	41,994	45,787
Total assets	$1,536,072	$999,301
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$65,191	$37,894
Contract liabilities	29,810	21,550
Accrued expenses and other current liabilities	42,092	26,342
Current portion of long-term debt	5,318	7,068
Current portion of finance lease liabilities	1,772	1,628
Total current liabilities	144,183	94,482
Long-term debt, net	399,150	626,975
Finance lease liabilities, net of current portion	28,735	30,405
Deferred income taxes	56,071	35,184
Other non-current liabilities	49,306	52,791
Total liabilities	677,445	839,837
Shareholders' equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 172,393,518 and 129,678,789 shares issued and outstanding at September 30, 2026 and December 31, 2025	1,724	1,297
Additional paid-in capital	1,059,075	221,850
Accumulated deficit	(201,526)	(63,037)
Accumulated other comprehensive loss	(646)	(646)
Total shareholders' equity	858,627	159,464
Total liabilities and shareholders' equity	$1,536,072	$999,301
The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Applied Aerospace & Defense, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$182,058	$122,516	$483,727	$347,039
Cost of goods sold	139,340	88,180	370,244	249,792
Gross profit	42,718	34,336	113,483	97,247
Selling, general, and administrative expenses	15,992	12,119	167,609	36,065
Intangible asset amortization expense	10,327	6,538	28,540	19,614
Operating income (loss)	16,399	15,679	(82,666)	41,568
Interest expense, net	9,943	17,296	53,963	50,950
Income (loss) before income taxes	6,456	(1,617)	(136,629)	(9,382)
Income tax (benefit) expense	(24,158)	(4,357)	1,860	(134)
Net income (loss) and comprehensive income (loss)	$30,614	$2,740	$(138,489)	$(9,248)

Earnings (loss) per share – basic and diluted	$0.18	$0.03	$(0.92)	$(0.10)
Weighted average shares outstanding – basic and diluted	172,393,518	88,550,670	151,180,574	88,407,020
The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

Applied Aerospace & Defense, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2025	129,678,789	$1,297	$221,850	$(63,037)	$(646)	$159,464
Net loss	—	—	—	(15,132)	—	(15,132)
Share-based compensation expense	—	—	756	—	—	756
Capital contributions	8,564,729	86	88,614	—	—	88,700
Balance as of March 31, 2026	138,243,518	1,383	311,220	(78,169)	(646)	233,788
Net loss	—	—	—	(153,971)	—	(153,971)
Issuance of common stock sold in initial public offering, net of offering costs	34,150,000	341	635,296	—	—	635,637
Share-based compensation expense	—	—	112,427	—	—	112,427
Balance as of June 30, 2026	172,393,518	1,724	1,058,943	(232,140)	(646)	827,881
Net income	—	—	—	30,614	—	30,614
Share-based compensation expense	—	—	132	—	—	132
Balance as of September 30, 2026	172,393,518	$1,724	$1,059,075	$(201,526)	$(646)	$858,627

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2024	87,918,147	$879	$211,397	$(46,013)	$(418)	$165,845
Net loss	—	—	—	(7,313)	—	(7,313)
Share-based compensation expense	—	—	121	—	—	121
Capital contributions	632,523	6	2,494	—	—	2,500
Balance as of March 31, 2025	88,550,670	885	214,012	(53,326)	(418)	161,153
Net loss	—	—	—	(4,675)	—	(4,675)
Share-based compensation expense	—	—	121	—	—	121
Capital contributions	—	—	2,500	—	—	2,500
Balance as of June 30, 2025	88,550,670	885	216,633	(58,001)	(418)	159,099
Net income	—	—	—	2,740	—	2,740
Share-based compensation expense	—	—	121	—	—	121
Balance as of September 30, 2025	88,550,670	$885	$216,754	$(55,261)	$(418)	$161,960
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Applied Aerospace & Defense, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(138,489)	$(9,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,710	29,481
Share-based compensation expense	113,315	2,406
Non-cash interest expense of debt discount and issuance costs	8,408	2,071
Deferred income taxes	(12,135)	(401)
Net changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	9,584	(317)
Contract assets	(92,171)	(30,549)
Inventories	20,814	(10,915)
Prepaid expenses and other current assets	721	(9,676)
Accounts payable	16,585	15,245
Contract liabilities	3,585	(8,944)
Accrued expenses and other current liabilities	(44,908)	(3,065)
Operating lease right-of-use assets and liabilities	1,376	1,660
Net cash used in operating activities	(70,605)	(22,252)
Cash flows from investing activities:
Purchases of property and equipment	(42,605)	(10,443)
Payment for acquisitions, net of cash acquired	(305,810)	(10,351)
Net cash used in investing activities	(348,415)	(20,794)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	326,935	—
Repayments of long-term debt	(568,976)	(4,259)
Proceeds from revolving line of credit	61,100	27,000
Repayments of revolving line of credit	(56,100)	—
Payments on finance lease liabilities	(1,416)	(640)
Payments on equipment financing obligations	(879)	(741)
Capital contributions received	18,700	—
Net proceeds from issuance of common stock in initial public offering	635,637	—
Net cash provided by financing activities	415,001	21,360
Net decrease in cash and cash equivalents	(4,019)	(21,686)
Cash and cash equivalents, beginning of period	15,475	27,466
Cash and cash equivalents, end of period	$11,456	$5,780

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$50,378	$49,009

Applied Aerospace & Defense, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(amounts in thousands, except share and per share data)
1.Organization and Nature of the Business
Applied Aerospace & Defense, Inc. is a Delaware corporation which specializes in providing advanced design, engineering, and vertically integrated manufacturing solutions for leading and next-generation space and defense technology companies. The Company operates various manufacturing locations throughout the United States. As of September 30, 2026, approximately 74% of the Company’s outstanding common shares are beneficially owned by AA&D Holdings, LP (“AA&D Holdings”), and therefore the Company is a “controlled company” as defined under the corporate governance standards of the New York Stock Exchange.
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
2.Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
As permitted by the rules of the Securities and Exchange Commission (the “SEC”) applicable to Quarterly Reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by accounting principles generally accepted in the United States (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Prospectus.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, the interim financial information includes all adjustments of a normal recurring nature and reclassifications necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.
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
Accounts Receivable and Allowance for Credit Losses
The Company currently generates a majority of its revenue from customers in the aerospace and defense industry. Accounts receivable represents customer obligations due under normal trade terms and is presented net of any allowance for credit losses. The Company recognizes an allowance for expected credit losses in accordance with ASC 326, Financial Instruments – Credit Losses. Accounts receivable with similar risk characteristics are evaluated together on a pooled basis to determine the amount of the allowance for credit losses based on historical loss experience, current economic conditions, and the Company's expectations of future economic conditions and specific collectability matters. The allowance for credit losses reduces the accounts receivable balance to the estimated net amount expected to be collected. When a receivable is determined to be uncollectible, the balance is written off against the allowance for current expected credit losses. Provisions for credit losses are included in Selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The allowance for credit losses for the nine months ended September 30, 2026, and the year ended December 31, 2025, was immaterial.
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
For revenue recognized over time, the Company typically measures its progress toward complete satisfaction using an input method based on costs incurred as a percentage of the total estimated costs at completion (“EAC”) to satisfy each performance obligation. The Company reassesses its EAC at each reporting date. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, and other economic projections. Factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, and asset utilization. Changes in estimates of the transaction price or EAC are recognized on a cumulative catch-up basis. Forward loss reserves for anticipated losses on long-term contracts are recorded in full when such losses become evident. As of September 30, 2026, and December 31, 2025, no significant forward loss reserves have been recognized, and cumulative catch-up adjustments resulting from changes in estimated transaction prices or EACs were immaterial.

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
Deferred Offering Costs
Prior to the consummation of the Company’s IPO, the Company capitalized certain legal, accounting and other third-party fees that were directly attributable to the IPO as deferred offering costs. Upon consummation of the IPO, such costs were recorded in shareholders’ equity as a reduction of proceeds generated as a result of the IPO. As of September 30, 2026, there are no capitalized deferred offering costs included on the accompanying Condensed Consolidated Balance Sheets. As of December 31, 2025, there were $869 of deferred offering costs included in Other assets on the Condensed Consolidated Balance Sheets.
Share-based Compensation
The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). Share-based payment awards are in the form of equity incentive units. AA&D Holdings (the Company’s parent) grants both time-based units and performance-based units to the Company’s employees. Under the original terms of the incentive units, unvested time-based and performance-based units vested upon a change in control. In May 2026, all outstanding unvested equity incentive units were modified to accelerate vesting upon the completion of an IPO. The Company accounted for this change as a modification in accordance with ASC 718. The modification did not result in incremental compensation cost for time-based units. The average modification date fair value of the performance-based units was approximately $7,000 per unit. Upon the completion of the IPO, all outstanding incentive units vested, resulting in total share-based compensation expense of $113,183 for the nine months ended September 30, 2026.
Of the total share-based compensation expense of $113,315, $12,485 was recognized in Cost of goods sold and $100,830 was recognized in Selling, general, and administrative expense, on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2026.
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
3.Revenue
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated by end market for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Space and Launch Systems	$39,148	$29,855	$113,001	$80,662
Defense Aviation and Airborne Systems	94,184	80,279	252,536	227,630
Advanced Sensing and Precision Strike Systems(1)	48,726	12,382	118,190	38,747
Total revenue	$182,058	$122,516	$483,727	$347,039
(1)Formerly C5ISR (Command, Control, Communication, Computers, Cyber, Intelligence, Surveillance, and Reconnaissance) and Precision Strike Systems end market.
During the three months ended September 30, 2026, the Company renamed the “C5ISR and Precision Strike Systems” end market to “Advanced Sensing and Precision Strike Systems”. There were no changes to the composition of each end market.
Total revenue recognized at a point in time and over time for the three and nine months ended September 30, 2026 and 2025, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized at a point in time	$16,015	$11,822	$59,336	$36,568
Revenue recognized over time	166,043	110,694	424,391	310,471
Total revenue	$182,058	$122,516	$483,727	$347,039
Remaining Performance Obligations
As of September 30, 2026, the aggregate transaction price allocated to remaining performance obligations not yet recognized as revenue was $1,041,452. The Company expects to recognize approximately 17% of this amount as revenue through the remainder of 2026, 58% in 2027, and 25% thereafter.
Contract Balances
During the nine months ended September 30, 2026, the Company recognized $13,434 of revenue from the contract liabilities balance at December 31, 2025. During the nine months ended September 30, 2025, the Company recognized $19,032 of revenue from the contract liabilities balance at December 31, 2024.
There were no significant credit or impairment losses related to contract assets during the nine months ended September 30, 2026 and 2025.
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
The determination of consideration transferred and the amounts recorded for acquired assets and assumed liabilities are preliminary and are based on the information available as of the reporting date. While all aspects of the accounting for the acquisition remain preliminary, the areas with the most significant preliminary amounts pertain to the fair values of inventories, intangible assets, goodwill, and the related effect of the transaction on income tax related accounts, including deferred tax assets and liabilities. The Company will continue to adjust the provisional estimates as additional information becomes available and final valuation and analyses are completed.
The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed in connection with the CBI Acquisition:

Amount
Cash and cash equivalents	$5,984
Accounts receivable, net	10,903
Contract assets	12,615
Inventories	8,105
Prepaid expenses and other assets	397
Property, plant and equipment, net	34,276
Intangible assets, net	168,100
Other assets	5,430
Total fair value of assets acquired	245,810
Accounts payable	(10,356)
Contract liabilities	(4,643)
Accrued expenses and other current liabilities	(56,084)
Deferred income taxes	(31,972)
Other non-current liabilities	(4,223)
Total fair value of liabilities assumed	(107,278)
Total identifiable net assets	138,532
Goodwill	236,238
Fair value of consideration transferred	$374,770
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
Revenue and Net Income of CBI
The operations of CBI and its subsidiaries have been included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss from the acquisition date of March 2, 2026. From the acquisition date through September 30, 2026, CBI contributed revenue and net income of $77,791 and $2,926, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pro forma total revenue	$182,058	$152,320	$501,359	$422,218
Pro forma net (loss) income	$30,614	$(12,525)	$(202,155)	$(25,978)
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
On the acquisition date, the Company recognized a contingent consideration liability of $5,000. As of September 30, 2026, the Company expects that the specified earnings targets will not be achieved and reduced the related liability to $0. See Note 5, Fair Value Measurements, for information regarding the fair value measurement of the contingent consideration liability.
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
The Company recorded $10,900 of acquisition-related costs during the nine months ended September 30, 2026. These costs are included in Selling, general, and administrative expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
The Company’s aggregate contingent consideration liability was $0 and $5,000 as of September 30, 2026 and December 31, 2025, respectively. The gain on release of the contingent consideration liability is included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
6.Inventories
Inventories as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials	$34,519	$47,987
Work-in-process and subassemblies	8,557	333
Finished goods	2,299	9,055
Inventories	$45,375	$57,375
7.Property, Plant and Equipment
Property, plant and equipment, net as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Land and land improvements	$10,102	$10,102
Buildings and improvements	49,096	47,914
Machinery and equipment	115,220	69,304
Furniture and fixtures	9,097	4,433
Construction in progress	25,467	4,005
Leasehold improvements	6,527	3,017
Finance lease right-of-use assets, net	28,106	29,324
Property, plant and equipment, cost	243,615	168,099
Less: Accumulated depreciation	(60,796)	(48,322)
Property, plant and equipment, net	$182,819	$119,777
Depreciation expense, excluding amortization related to finance lease right-of-use assets, was $12,227 and $8,510 for the nine months ended September 30, 2026 and 2025, respectively, and is included in Cost of goods sold and Selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Property, plant, and equipment, net as of September 30, 2026 and December 31, 2025 includes leasehold improvements and right-of-use assets associated with finance leases.

8.Goodwill and Intangible Assets
As of September 30, 2026, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value; accordingly, no goodwill impairment was recorded for the nine months ended September 30, 2026. The Company will continue to monitor the reporting unit for impairment indicators in future periods.
The table below presents a summary of the carrying amount of goodwill for the nine months ended September 30, 2026:

Amount
Balance at December 31, 2025	$342,491
Acquisitions	240,195
Balance at September 30, 2026	$582,686
The gross carrying value and accumulated amortization by class of intangible assets as of September 30, 2026 and December 31, 2025 were as follows:

		September 30, 2026
	Weighted Average Estimated Useful Lives	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Finite-lived intangible assets
Developed technology	8	$57,876	$(20,478)	$37,398
Trade names	11	30,278	(11,233)	19,045
Acquired customer relationships	12	379,200	(92,671)	286,529
Total intangible assets		$467,354	$(124,382)	$342,972

		December 31, 2025
	Weighted Average Estimated Useful Lives	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Finite-lived intangible assets
Developed technology	9	$46,636	$(15,450)	$31,186
Trade names	10	28,678	(9,093)	19,585
Acquired customer relationships	10	220,100	(71,199)	148,901
Total intangible assets		$295,414	$(95,742)	$199,672
Amortization expense for intangible assets was $28,540 and $19,614 for the nine months ended September 30, 2026 and 2025, respectively. This amount was recognized within Intangible asset amortization expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of September 30, 2026, the estimated annual amortization for finite-lived intangible assets for the next five years is approximately:

Year	Amount
Remainder of 2026	$10,728
2027	41,859
2028	41,424
2029	40,424
2030	39,403
2031	36,006
Thereafter	133,128
Total	$342,972
Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors. There were no intangible asset impairments during the nine months ended September 30, 2026 and 2025.
9.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Accrued income taxes	$12,084	$—
Accrued compensation and vacation pay	15,492	15,111
Other	14,516	11,231
Accrued expenses and other current liabilities	$42,092	$26,342
10.Long-term Debt
Long-term debt, net as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Term loans	$404,467	$643,443
Revolving line of credit	5,000	—
Total debt	409,467	643,443
Less: Debt discount and debt issuance costs	(4,999)	(9,400)
Less: Current maturities	(5,318)	(7,068)
Long-term debt, net	$399,150	$626,975
The fair values of the Company’s long-term debt are estimated using quoted market prices for the same or similar instruments and current interest rates available for comparable instruments. These fair value measurements are classified as Level 2 within the fair value hierarchy. The carrying amount of the Company’s long-term debt approximates its fair value as of September 30, 2026 and December 31, 2025.

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
In June 2026, the Company used approximately $570,145 of the IPO proceeds to repay approximately $565,000 of principal balance under the 2022 Credit Agreement plus accrued and unpaid interest and $56,100 of IPO proceeds to repay all of the then outstanding borrowings under the revolving line of credit. Upon extinguishment of the debt, the Company wrote off $6,718 of unamortized debt discount and debt issuance costs to Interest expense, net on the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss. As of September 30, 2026 and December 31, 2025, the Company had $120,000 and $100,000, respectively, available under its revolving line of credit.
The 2022 Credit Agreement includes customary affirmative and negative covenants. As of September 30, 2026, the Company was in compliance with all applicable covenants under the 2022 Credit Agreement.

11.Income Taxes
The Company’s effective tax rate for the nine months ended September 30, 2026 and 2025 was (1.4%) and 1.4%, respectively. For 2026, the effective tax rate differed from the 21% U.S. statutory rate primarily due to the non-deductibility of certain stock compensation expenses, partially offset by the change in the valuation allowance release on a portion of the Company’s deferred tax assets, as well as the tax impact of the loss before income taxes. For 2025, the effective tax rate differed from the 21% U.S. statutory rate primarily due to the recording of a valuation allowance on a portion of the Company’s deferred tax assets, partially offset by the tax impact of the loss before income taxes.
The Company is no longer subject to U.S. federal income tax examinations for years prior to 2023 based on the statute of limitations with the exception that operating loss or tax credit carryforwards generated prior to 2023 may be subject to tax audit adjustment. The Company accounts for uncertain income tax positions pursuant to the guidance in ASC 740, Income Taxes. The Company recognizes interest and penalties related to uncertain tax positions, if any, within Income tax expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2026 and December 31, 2025, the Company’s accrued interest and penalties related to uncertain tax positions were not material.
12.Earnings (Loss) Per Share
Basic and diluted net income (loss) per share for the three and nine months ended September 30, 2026 and 2025 is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$30,614	$2,740	$(138,489)	$(9,248)
Denominator:
Weighted average common shares outstanding - Basic and diluted	172,393,518	88,550,670	151,180,574	88,407,020
Earnings (loss) per share – basic and diluted	$0.18	$0.03	$(0.92)	$(0.10)
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

The following table provides a reconciliation of the Company's segment adjusted EBITDA to net income (loss) for the three and nine months ended September 30, 2026 and 2025 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$182,058	$122,516	$483,727	$347,039
Significant segment expenses:
Cost of goods sold (adjusted) (1)	131,356	84,444	343,325	239,370
Selling, general, and administrative expenses (adjusted) (2)	11,033	9,203	37,757	27,151
Adjusted EBITDA	39,669	28,869	102,645	80,518
Income tax (benefit) expense	(24,158)	(4,357)	1,860	(134)
Interest expense, net	9,943	17,296	53,963	50,950
Depreciation and amortization	15,474	10,094	42,710	29,481
Share-based compensation expense	2,473	802	113,315	2,406
Transaction costs (3)	1,816	75	20,977	637
Integration and restructuring costs (4)	3,507	757	7,827	4,134
Legal contingencies loss (5)	—	137	—	253
Management fees (6)	—	406	482	1,083
Other (7)	—	919	—	956
Net income (loss)	$30,614	$2,740	$(138,489)	$(9,248)
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
Business Overview
We are a premier provider of advanced design, engineering, and vertically integrated manufacturing solutions for leading and next-generation space and defense technology companies. We build complex, mission-critical hardware for extreme operating environments serving three core markets: Space and Launch Systems, Defense Aviation and Airborne Systems, and Advanced Sensing and Precision Strike Systems. With decades of advanced manufacturing heritage across our nationwide network of advanced manufacturing facilities, we combine deep material science and intellectual property (“IP”)-enabled process expertise for the full lifecycle management of rapid prototyping, large-scale production, and aftermarket sustainment of enduring platforms.
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
Stock Split and Initial Public Offering
On June 2, 2026, our registration statement on Form S-1 for our initial public offering (“IPO”) was declared effective. Following the effectiveness of the registration statement, we effected an 872,901.03-for-1 stock split of our common stock and increased the number of our authorized shares of common stock to 1.0 billion and our shares of undesignated preferred stock to 50.0 million.
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
Our operating results are significantly influenced by U.S. government spending priorities and budget and appropriations decisions. Increases in U.S. defense spending, particularly for advanced space, defense aviation, sensing, and precision strike equipment, drive growth in our business. Budget restrictions, cost-reduction initiatives, or changes in the budgeted volume and relative mix of specific U.S. government programs may result in reduced or deferred U.S. government spending, which could in turn impact our business and the results of our operations. In particular, shifts in U.S. government spending and investment priorities relating to defense, space, intelligence, homeland security, innovation, and technology are most likely to impact our results.
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

Results of Operations
The following table presents the results of our operations and percentages of revenue for the three months and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(in thousands, except percentages)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$182,058	100.0%	$122,516	100.0%	$483,727	100.0%	$347,039	100.0%
Cost of goods sold	139,340	76.5%	88,180	72.0%	370,244	76.5%	249,792	72.0%
Gross profit	42,718	23.5%	34,336	28.0%	113,483	23.5%	97,247	28.0%
Selling, general, and administrative expenses	15,992	8.8%	12,119	9.9%	167,609	34.6%	36,065	10.4%
Intangible asset amortization expense	10,327	5.7%	6,538	5.3%	28,540	5.9%	19,614	5.7%
Operating income (loss)	16,399	9.0%	15,679	12.8%	(82,666)	(17.1)%	41,568	12.0%
Interest expense, net	9,943	5.5%	17,296	14.1%	53,963	11.2%	50,950	14.7%
Income (loss) before income taxes	6,456	3.5%	(1,617)	(1.3)%	(136,629)	(28.2)%	(9,382)	(2.7)%
Income tax (benefit) expense	(24,158)	(13.3)%	(4,357)	(3.6)%	1,860	0.4%	(134)	—%
Net income (loss) and comprehensive income (loss)	$30,614	16.8%	$2,740	2.2%	$(138,489)	(28.6)%	$(9,248)	(2.7)%
Three months ended September 30, 2026, compared with three months ended September 30, 2025
Revenue

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Space and Launch Systems	$39,148	$29,855	$9,293	31.1%
Defense Aviation and Airborne Systems	94,184	80,279	13,905	17.3%
Advanced Sensing and Precision Strike Systems	48,726	12,382	36,344	293.5%
Revenue	$182,058	$122,516	$59,542	48.6%
Revenue for the three months ended September 30, 2026, increased by approximately $59.5 million, or 48.6%, to $182.1 million as compared with $122.5 million for the three months ended September 30, 2025, with revenue increases attributable to growth across all end-markets, as described in further detail below. The increase in revenue included approximately $34.6 million generated from the acquisitions completed in 2026.
Space and Launch Systems
Revenue growth in Space and Launch Systems of $9.3 million was primarily attributable to increased content on launch vehicle programs amid higher launch cadence.
Defense Aviation and Airborne Systems
Revenue growth in Defense Aviation and Airborne Systems of $13.9 million was primarily attributable to sustained aftermarket demand across a large installed base of military rotorcraft, as well as continued new production activity. Demand is supported by increases in global defense budgets across a broad range of fixed-wing and rotorcraft platforms, including increasing funding for next-generation fixed-wing, vertical lift, and autonomous airborne systems.
Advanced Sensing and Precision Strike Systems
Revenue growth in Advanced Sensing and Precision Strike Systems of $36.3 million was primarily attributable to increased sales volume across a range of integrated air and missile defense systems. Near term demand is expected to remain supported by missile and munition rearmament, layered missile defense priorities, and continued national defense and budget investments in next-generation precision strike systems.
Gross Profit and Costs of Goods Sold

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Cost of goods sold	$139,340	$88,180	$51,160	58.0%
Gross profit	$42,718	$34,336	$8,382	24.4%
Gross profit margin	23.5%	28.0%
Cost of goods sold increased $51.2 million, or 58.0%. The increase was primarily the result of the revenue growth described above, including increased cost of goods sold of $28.2 million from the acquisitions completed in 2026 as well as an increase of approximately $2.2 million in share-based compensation expense classified in cost of goods resulting from the vesting of employee equity incentive units upon the completion of our IPO. Excluding the effects of the share-based compensation expense, gross profit increased by $10.6 million, or 30.8%, with acquisitions contributing $6.3 million of incremental gross profit. Excluding the effects of the share-based compensation, gross profit margin decreased as increased sales volume and improved throughput were more than offset by a change in product mix towards ramping programs with lower initial margins.

Operating Expenses

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Selling, general and administrative expenses	$15,992	$12,119	$3,873	32.0%
Intangible asset amortization expense	$10,327	$6,538	$3,789	58.0%
Selling, general and administrative expenses increased primarily due to approximately $4.7 million in professional services and other transaction, integration, and restructuring costs for the three months ended September 30, 2026, compared with approximately $0.8 million of such costs incurred in the three months ended September 30, 2025, as well as increases reflecting ongoing expansion of operational support capabilities as well as increased public company administrative and compliance costs. Additionally, the operations of the acquisitions completed in 2026 contributed incremental selling, general and administrative expense of approximately $1.7 million. These increases were offset by a reduction in an acquisition-related contingent liability of $5.0 million which was recognized as a reduction in selling, general and administrative expense.
Intangible asset amortization expense increased due to an increase in our acquired intangible assets in connection with acquisitions disclosed in Note 4, Business Combinations, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Interest Expense, Net

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Interest expense, net	$9,943	$17,296	$(7,353)	(42.5)%
Interest expense, net decreased by $7.4 million for the three months ended September 30, 2026, compared to the same period in the prior year. The decrease is due to lower outstanding debt balances resulting from the repayment of outstanding borrowings described above. See Note 10, Long-Term Debt, in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for additional information.
Income Tax Expense

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Income tax benefit	$(24,158)	$(4,357)	$(19,801)	454.5%
The Company recognized an income tax benefit of $24.2 million for the three months ended September 30, 2026, as compared with income tax benefit of $4.4 million in the three months ended September 30, 2025. The increase in income tax benefit is materially related to the change in the valuation allowance resulting from the application of the Company’s estimated annual effective tax rate to year-to-date pre-tax losses as well as higher projected pre-tax earnings in 2026 as compared with 2025 (excluding IPO related charges).

Nine months ended September 30, 2026, compared with nine months ended September 30, 2025
Revenue

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Space and Launch Systems	$113,001	$80,662	$32,339	40.1%
Defense Aviation and Airborne Systems	252,536	227,630	24,906	10.9%
Advanced Sensing and Precision Strike Systems	118,190	38,747	79,443	205.0%
Revenue	$483,727	$347,039	$136,688	39.4%
Revenue for the nine months ended September 30, 2026, increased by approximately $136.7 million, or 39.4%, to $483.7 million as compared with $347.0 million for the nine months ended September 30, 2025, with revenue increases attributable to growth across all end-markets, as described in further detail below. The increase in revenue included approximately $79.8 million generated from the acquisitions completed in 2025 and 2026.
Space and Launch Systems
Revenue growth in Space and Launch Systems of $32.3 million was primarily attributable to increased content on launch vehicle programs and increased volume on satellite production programs amid higher launch cadences and proliferated constellations, partially offset by decreased sales volume on spacecraft.
Defense Aviation and Airborne Systems
Revenue growth in Defense Aviation and Airborne Systems of $24.9 million was primarily attributable to sustained aftermarket demand across a large installed base of military rotorcraft, as well as continued new production activity. Demand is supported by increases in global defense budgets across a broad range of fixed-wing and rotorcraft platforms, including increasing funding for next-generation fixed-wing, vertical lift, and autonomous airborne systems.
Advanced Sensing and Precision Strike Systems
Revenue growth in Advanced Sensing and Precision Strike Systems of $79.4 million was primarily attributable to higher revenue across a range of integrated air and missile defense systems. Near term demand is expected to remain supported by missile and munition rearmament, layered missile defense priorities, and continued national defense and budget investments in next-generation precision strike systems.
Gross Profit and Costs of Goods Sold

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Cost of goods sold	$370,244	$249,792	$120,452	48.2%
Gross profit	$113,483	$97,247	$16,236	16.7%
Gross profit margin	23.5%	28.0%

Cost of goods sold increased $120.5 million or 48.2%. The increase was primarily the result of the revenue growth described above, including increased cost of goods sold of $60.8 million from the acquisitions completed in 2025 and 2026 as well as an increase of approximately $12.0 million in share-based compensation expense classified in cost of goods sold resulting from the vesting of employee equity incentive units upon the completion of our IPO. Excluding the effects of the share-based compensation expense, gross profit increased by $28.2 million, or 29.0%, with acquisitions contributing $17.4 million of incremental gross profit. Excluding the effects of the share-based compensation, gross profit margin decreased as increased sales volume and improved throughput were more than offset by a change in product mix towards ramping programs with lower initial margins.
Operating Expenses

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Selling, general and administrative expenses	$167,609	$36,065	$131,544	364.7%
Intangible asset amortization expense	$28,540	$19,614	$8,926	45.5%
Selling, general and administrative expenses increased primarily due to approximately $98.9 million in increased share-based compensation expense due to the vesting of employee equity incentive units upon the completion of our IPO. Professional services and other transaction costs related to acquisitions and the IPO were $21.0 million for the nine months ended September 30, 2026, as compared with $0.6 million in the nine months ended September 30, 2025. Integration and restructuring costs increased $3.7 million for the nine months ended September 30, 2026, compared with the same period in the prior year. Additionally, the operations of the acquisitions completed in 2025 and 2026 contributed incremental selling, general and administrative expense of $7.7 million. The remaining increase reflects ongoing expansion of operational support capabilities as well as increased public company administrative and compliance costs.
Intangible asset amortization expense increased due to an increase in our acquired intangible assets in connection with acquisitions disclosed in Note 4, Business Combinations, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Interest Expense, Net

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Interest expense, net	$53,963	$50,950	$3,013	5.9%
Interest expense, net increased by $3.0 million for the nine months ended September 30, 2026, compared to the same period in the prior year. The increase was primarily attributable to $6.7 million in deferred debt discounts and issuance cost write-offs upon the repayment of our debt in June 2026, partially offset by lower average outstanding debt balances resulting from the net effect of borrowings incurred in connection with the 2026 acquisitions and the repayment of outstanding borrowing described above. See Note 10, Long-Term Debt, in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for additional information.
Income Tax Expense

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Income tax expense (benefit)	$1,860	$(134)	$1,994	(1488.1)%
The Company recognized an income tax expense of $1.9 million for the nine months ended September 30, 2026, as compared with income tax benefit of $0.1 million in the nine months ended September 30, 2025. The increase in income tax expense is materially related to the change in valuation allowance resulting from the application of the Company’s estimated annual effective tax rate to year-to-date pre-tax losses as well as higher projected pre-tax earnings in 2026 compared to 2025 (excluding IPO related charges). This was partially offset by a $13.8 million benefit attributable to the partial release of the Company's valuation allowance associated with the increased capacity to realize deferred tax assets after the acquisition of CBI.
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
As of September 30, 2026, contract backlog was $1.26 billion as compared with contract backlog of $0.87 billion as of December 31, 2025. The increase of $386.5 million during the nine months ended September 30, 2026 was primarily driven by approximately $197.1 million of incremental backlog from the acquisition of CBI, as well as the net effect of new orders received in excess of billings during the nine months ended September 30, 2026.
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

The following table sets forth the reconciliation of net loss to adjusted EBITDA and presentation of net loss margin and adjusted EBITDA margin for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Net income (loss)	$30,614	$2,740	$(138,489)	$(9,248)
Income tax (benefit) expense	(24,158)	(4,357)	1,860	(134)
Interest expense, net	9,943	17,296	53,963	50,950
Depreciation and amortization	15,474	10,094	42,710	29,481
Share-based compensation expense	2,473	802	113,315	2,406
Transaction costs(1)	1,816	75	20,977	637
Integration and restructuring costs(2)	3,507	757	7,827	4,134
Legal contingencies loss(3)	—	137	—	253
Management fees(4)	—	406	482	1,083
Other(5)	—	919	—	956
Adjusted EBITDA	$39,669	$28,869	$102,645	$80,518
Net income (loss) margin	16.8%	2.2%	(28.6)%	(2.7)%
Adjusted EBITDA margin	21.8%	23.6%	21.2%	23.2%
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
(5)Includes other costs that we believe are not indicative of day-to-day operations of the business.
Liquidity and Capital Resources
The following table summarizes our capitalization as of September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
(in thousands, except ratios)
Cash and cash equivalents	$11,456	$15,475
Total debt (including current portion)	409,467	643,443
Shareholders' equity	858,627	159,464
Total capitalization (debt plus equity)	$1,268,094	$802,907
Total debt to total capitalization	0.32	0.80

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
As of September 30, 2026 and December 31, 2025, the Company had $120.0 million and $100.0 million, respectively, available under our revolving line of credit. There is no remaining availability under our delayed draw term loan commitment.
See Note 10, Long-Term Debt, for additional details regarding our debt arrangements. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under the 2022 Credit Agreement will be sufficient to fund our cash requirements for at least the next 12 months.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	Change	% Change
Net cash used in operating activities	$(70,605)	$(22,252)	$(48,353)	217.3%
Net cash used in investing activities	$(348,415)	$(20,794)	$(327,621)	1575.6%
Net cash provided by financing activities	$415,001	$21,360	$393,641	1842.9%
Cash Flows from Operating Activities
Cash used in operating activities increased by $48.4 million. This increase was primarily the result of an approximately $29.9 million net increase in contract assets and inventory reflecting a mix of seasonality as well as production investment to meet ramping demand under orders expected to be delivered over the balance of the fiscal year and into the first fiscal quarter of 2027. The cash outflows associated with these investments were partially offset by favorable changes in accounts receivable resulting from the collection of receivables generated by strong sales in the fourth quarter of fiscal 2025. Additionally, the increase in acquisitions and IPO related transaction expenses as compared with the prior year period also contributed to the increase in cash used in operating activities. Cash paid for interest increased by $1.4 million to $50.4 million in the nine months ended September 30, 2026, as compared with $49.0 million in the nine months ended September 30, 2025, due to the timing of interest payments, including the payment in the current period of interest incurred in the prior year, partially offset by lower average debt levels in the current year.

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
Cash Flows from Financing Activities
The increase in cash provided by financing activities was driven primarily by the completion of our IPO, which resulted in net proceeds of approximately $635.6 million that were partially offset by debt repayments net of debt proceeds of $237.0 million. We also received $18.7 million in capital contributions from AA&D Holdings. These increases were partially offset by higher payments of long-term debt, payments on finance lease liabilities, and payments on equipment and leaseback financing obligations.
Contractual Obligations
Our material contractual obligations at September 30, 2026 and December 31, 2025 consist primarily of borrowings under the 2022 Credit Agreement (and related interest payments), operating and finance lease obligations, and the leaseback financing obligation related to our Enfield facility sale-leaseback arrangement. Refer to Note 10, Long-Term Debt.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have current or future effect on our financial condition, results of operations, or cash flows, as of September 30, 2026 or December 31, 2025.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
None.

(b) Use of Proceeds
On June 4, 2026, the Company completed the IPO and issued and sold 32.5 million shares of its common stock at a public offering price of $20.00 per share. Following the IPO, the underwriters exercised an option to purchase 1.65 million additional shares of common stock. The aggregate gross proceeds from the IPO and related additional shares purchased by the underwriters was $683.0 million. After deducting underwriting discounts, commissions, and other offering costs of approximately $47.4 million, the Company received net proceeds of approximately $635.6 million, with such proceeds principally being used to repay outstanding borrowings under the 2022 Credit Agreement. The offer and sale of the shares were registered under the Registration Statement on Form S-1 (File No. 333-295691) declared effective by the SEC on June 2, 2026. The offering terminated after the sale of the aforementioned shares of common stock.
Morgan Stanley & Co. LLC, Jefferies LLC, BofA Securities, Inc. and RBC Capital Markets, LLC acted as the representatives of the underwriters in the IPO.
There has been no material change in the use of proceeds from our IPO as described in our Prospectus.
(c) Repurchases of Capital Stock
We did not repurchase any shares of Applied Aerospace & Defense, Inc. common stock, during the three months ended September 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

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

Applied Aerospace & Defense, Inc.
(Registrant)

	Chief Executive Officer and Director	November 12, 2026
/s/ James William Ferguson, III	(Principal Executive Officer)
James William Ferguson, III
	Chief Financial Officer	November 12, 2026
/s/ Jeff McRae	(Principal Financial Officer)
Jeff McRae
	Chief Accounting Officer	November 12, 2026
/s/ Kai Kasiguran	(Principal Accounting Officer)
Kai Kasiguran